Form 10-Q
period 1994-10-31
LOWRANCE ELECTRONICS INC
filed 1995-03-16
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           ------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended October 31, 1994



                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the transition period from        to
                                                ------    ------


                           ------------------------

                       Commission File Number:  33-9464


                          LOWRANCE ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


      Delaware                                               44-0624411
- - ----------------------                                -------------------------
State of Incorporation                                IRS Identification Number

                            12000 East Skelly Drive
                             Tulsa, Oklahoma 74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (918) 437-6881



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---

At October 31, 1994, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

  ITEM 1.     Condensed Consolidated Balance Sheets -
                October 31, 1994, 1993, and July 31, 1994 .............        3

              Consolidated Statements of Operations -
                Three Months Ended October 31, 1994 and 1993 ..........        4

              Consolidated Statements of Cash Flows -
                Three Months Ended October 31, 1994 and 1993 ..........        5

              Notes to Condensed Consolidated Financial Statements ....    6 - 8

  ITEM 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations .........   9 - 10


PART II.   OTHER INFORMATION

  ITEM 1.     Legal Proceedings .......................................       11

  ITEM 2.     Changes in Securities ...................................       11

  ITEM 3.     Defaults Upon Senior Securities .........................       11

  ITEM 4.     Submission of Matters to a Vote of Security Holders .....       11

  ITEM 5.     Other Information .......................................       11

  ITEM 6.     Exhibits and Reports on Form 8-K ........................       11


  SIGNATURES ..........................................................       12