Form 10-Q
period 1995-01-31
LOWRANCE ELECTRONICS INC
filed 1995-03-16
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

           ________________________________________________________

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1995

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

           ________________________________________________________


                       Commission File Number:   33-9464


                          LOWRANCE ELECTRONICS, INC.
                     -------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


      Delaware                                          44-0624411
- - - ---------------------------                  --------------------------------
State of Incorporation                           IRS Identification Number

                            12000 East Skelly Drive
                            Tulsa, Oklahoma   74128
                      -----------------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:   (918) 437-6881



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X         NO
                                ----           ----

At January 31, 1995, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

   ITEM 1. Condensed Consolidated Balance Sheets -
              January 31, 1995, 1994, and July 31, 1994...........             3

           Consolidated Statements of Operations -
              Three Months and Six Months Ended
              January 31, 1995 and 1994...........................             4

           Consolidated Statements of Cash Flows -
              Six Months Ended  January 31, 1995 and 1994.........             5

           Notes to Condensed Consolidated Financial Statements...           6-8

   ITEM 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......          9-10


PART II.   OTHER INFORMATION

   ITEM 1. Legal Proceedings......................................            11

   ITEM 2. Changes in Securities..................................            11

   ITEM 3. Defaults Upon Senior Securities........................            11

   ITEM 4. Submission of Matters to a Vote of Security Holders....            11

   ITEM 5. Other Information......................................            11

   ITEM 6. Exhibits and Reports on Form 8-K.......................            11

   SIGNATURES.....................................................            12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)

                                            Jan. 31,      Jan. 31,      July 31,
                                              1995          1994          1994
                                          -----------   -----------    ---------
                                          (Unaudited)   (Unaudited)    (Audited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                  $   928      $   672       $   976
  Accounts receivable, less allowances        14,564       13,899         9,158
  Inventories (Note 2)                        18,147       20,174        12,878
  Prepaid expenses                               391          468           708
  Deferred income taxes                        1,744        1,993         1,351
  Income tax refunds receivable                    -            -         1,066
                                             -------      -------       -------

     Total current assets                    $35,774      $37,206       $26,137

PROPERTY, PLANT, AND EQUIPMENT,
   net (Note 2)                                8,373        8,419         8,744

OTHER ASSETS                                     228          229           147
                                             -------      -------       -------
                                             $44,375      $45,854       $35,028
                                             =======      =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term
    debt (Note 3)                            $ 8,438      $10,238       $ 2,857
  Short-term debt (Note 7)                       850            -             -
  Accounts payable                             9,890       10,457         5,670
  Accrued liabilities                          4,633        5,458         4,738
                                             -------      -------       -------

     Total current liabilities               $23,811      $26,153       $13,265

DEFERRED INCOME TAXES                            411          138           393

LONG-TERM DEBT, less current
 maturities (Note 3)                           8,844        8,072         9,379


STOCKHOLDERS' EQUITY:
  Preferred stock, 300,000 shares
    authorized, none issued                        -            -             -
  Common stock, $.10 par value,
    10,000,000 shares authorized,
    3,352,458 shares issued                  $   335      $   335       $   335
  Paid-in capital                              5,600        5,602         5,600
  Retained earnings                            5,481        5,747         6,239
  Foreign currency translation adjustment       (107)        (193)         (183)
                                             -------      -------       -------

    Total stockholders' equity               $11,309      $11,491       $11,991
                                             -------      -------       -------

                                             $44,375      $45,854       $35,028
                                             =======      =======       =======

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
             -----------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             -----------------------------------------------------
                                  (Unaudited)




                                  Three Months Ended         Six Months Ended
                                ----------------------- ------------------------
                                January 31, January 31, January 31, January 31,
                                    1995       1994        1995        1994
                                ----------- ----------- ----------- -----------
                                     (in thousands)           (in thousands)

NET SALES                       $25,417      $18,583      $39,632     $30,758

COST OF SALES                    16,925       12,817       26,875      20,611
                                 -------      -------      -------    -------

     Gross profit               $ 8,492      $ 5,766      $12,757     $10,147

OPERATING EXPENSES:
  Selling and administrative    $ 5,294      $ 4,736      $10,160     $ 9,698
  Research and development          736          641        1,475       1,328
  Unusual Item (Note 7)           1,100            -        1,100           -
                                -------      -------      -------     -------

     Total operating expenses   $ 7,130      $ 5,377      $12,735     $11,026
                                -------      -------      -------     -------

     Operating income (loss)    $ 1,362      $   389      $    22     $  (879)
                                -------      -------      -------     -------

OTHER EXPENSES:
  Interest expense              $   344      $   270      $   608     $   463
  Other, net                        295          252          547         456
                                -------      -------      -------     -------

     Total other expenses       $   639      $   522      $ 1,155     $   919
                                -------      -------      -------     -------

INCOME (LOSS) BEFORE
  INCOME TAXES                  $   723      $  (133)     $(1,133)    $(1,798)

PROVISION (BENEFIT) FOR
  INCOME TAXES                      278          (45)        (375)       (634)
                                -------      -------      -------     -------

NET INCOME (LOSS)               $   445      $  ( 88)     $  (758)    $(1,164)
                                =======      =======      =======     =======

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS) PER SHARE     $   .13      $  (.03)     $  (.23)    $  (.35)
                                =======      =======      ========    ========


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING              3,352        3,350        3,352       3,348
                                 ======       ======      =======       =====


DIVIDENDS                          NONE         NONE         NONE        NONE
                                   ====         ====         ====        ====



 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)


                                                          Six Months Ended
                                                     --------------------------
                                                     January 31,   January 31,
                                                         1995          1994
                                                     -----------   -----------
                                                           (in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                             $   (758)     $ (1,164)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
  Depreciation                                           1,254           930
  Loss on retirement of fixed assets                         -             2
 Changes in operating assets and liabilities:
  Increase in accounts receivable                       (5,406)       (5,602)
  Increase in inventories                               (5,269)       (9,104)
  Decrease (Increase) in prepaids, deferred
   income taxes, and other assets                          909          (963)
  Increase in short-term debt (Note 7)                     850             -
  Increase in liabilities and other                      4,211         6,734
                                                      --------      --------

  Net cash used in operating activities               $ (4,209)     $ (9,167)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                 $   (745)     $ (2,035)
                                                      --------      --------

  Net cash used in investing activities               $   (745)     $ (2,035)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Notes 3 & 4):

 Borrowings under lines of credit                     $ 39,854      $ 45,451
 Repayments of borrowings under lines of credit        (34,339)      (35,279)
 Borrowings under new term loan agreement                    -         3,500
 Principal payments on term loans and capital
  lease obligations                                       (609)       (2,346)
 Additional common stock issued                              -            13
                                                      --------      --------

  Net cash provided by financing activities           $  4,906      $ 11,339
                                                      --------      --------

  Net increase (decrease) in cash and cash
   equivalents                                        $    (48)     $    137

CASH AND CASH EQUIVALENTS - beginning of period            976           535
                                                      --------      --------

CASH AND CASH EQUIVALENTS - end of period             $    928      $    672
                                                      ========      ========



 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


(1) PRINCIPLES OF PREPARATION

    The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 1995, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the January 31, 1994, consolidated financial statements to conform to the January 31, 1995, consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.


(2) BALANCE SHEET DETAIL

    Inventories -
    -------------

    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                Jan. 31,  Jan. 31,  July 31,
                                                  1995      1994      1994
                                                --------  --------  --------
                                                       (in thousands)

          Raw materials                         $ 8,582   $ 8,402   $ 6,236
          Work-in-process                         4,289     4,078     4,010
          Finished goods                          5,276     7,694     2,632
                                                -------   -------   -------

          Total inventories                     $18,147   $20,174   $12,878
                                                =======   =======   =======

    Property, Plant, and Equipment, Net -
    -----------------------------------
          Land                                  $   557   $   557   $   557
          Building and improvements               3,330     3,752     3,331
          Machinery and equipment                17,411    15,107    16,906
          Office furniture and equipment          4,368     4,038     4,217
                                                -------   -------   -------
                                                $25,666   $23,454   $25,011

          Less - accumulated depreciation        17,293    15,035    16,267
                                                -------   -------   -------

          Net property, plant, and equipment    $ 8,373   $ 8,419   $ 8,744
                                                =======   =======   =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

    Long-term debt and revolving credit line are summarized below:

                                                       Jan. 31,  Jan. 31,  July 31,
                                                         1995      1994      1994
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $11,495   $12,352   $ 5,913
     Term loans                                           2,676     3,477     2,815
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $124,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from March 1995 through August 1999                3,111     2,438     3,474
     Other                                                    -        43        34
                                                        -------   -------   -------
                                                        $17,282   $18,310   $12,236

     Less - current maturities                            8,438    10,238     2,857
                                                        -------   -------   -------

     Total long-term debt                               $ 8,844   $ 8,072   $ 9,379
                                                        =======   =======   =======


    Future maturities of the above debt obligations at January 31, 1995, are $8,438,000, $7,649,000, $504,000, $422,000, and $269,000 for the years ending January 31, 1996 through 2000, respectively.

    On December 15, 1993, the Company secured a $30 million financing package which was utilized to pay off and replace its then existing $20 million facility. The financing consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The term loan is payable in monthly installments of $23,167 plus interest at 1.5% over prime (currently 9%) with the final payment due December 1996. Additionally, a principal payment for the term loan of $500,000 is due and payable on May 31, 1995. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and matures on December 15, 1996. Borrowings against inventories are limited to $10 million in total.

    Interest under the revolving credit line is payable monthly at prime plus 1%. Current maturities for the revolving credit line are estimated based on future results and collateral limitations. The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

    The Agreement requires, among other things, that the Company maintain a minimum tangible net worth and limits the ratio of total liabilities to tangible net worth. Additionally, the Agreement limits capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable.

    The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4) STOCKHOLDERS' EQUITY

    During the six months ended January 31, 1995, stockholders' equity changed for the following items: Net loss of $758,000 and a $76,000 decrease in the negative Foreign Currency translation adjustment.

(5) INCOME TAXES

    The Company has adopted Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences.

    The Company's deferred tax liability arises solely from the use of accelerated depreciation methods for tax purposes. The Company has a deferred tax asset resulting from reserves for product costs, bad debts, and compensation and benefits, as well as the current year tax benefit associated with the loss through six months. The Company determined that no valuation allowance is necessary as of January 31, 1995.

(6) CONSOLIDATED STATEMENTS OF CASH FLOWS

    The Company acquired $138,000 and $569,000 in equipment under capital lease obligations during the six months ended January 31, 1995, and January 31, 1994, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the three months ended January 31, 1994, payments of $11.3 million and $1.8 million were made to the previous primary lender as payment in full settlement of the then outstanding obligations for the revolving credit line and the term loan, respectively. These amounts are included in the totals reflected on the Consolidated Statement of Cash Flows. During the six months ended January 31, 1995, and January 31, 1994, the Company paid interest of $608,000 and $463,000, respectively. Additionally, an income tax refund of $1.1 million was received during the three months ended January 31, 1995, and an income tax payment of $378,000 was made during the six months ended January 31, 1994.

(7) UNUSUAL ITEM

    On January 10, 1995, the Company entered into a Settlement Agreement with Computrol, Inc., resolving a patent infringement lawsuit filed against the Company in November 1993. This legal proceeding was previously disclosed by the Company on its Form 10-Q in Item 1 of Part II filed with the Securities and Exchange Commission on March 15, 1994, June 15, 1994, December 15, 1994, and the Company's 8-K, in Item 5, filed on January 11, 1995, as well as in
    Item 3 of Part 1 of the Company's Form 10-K filed on October 29, 1994.

    The Settlement Agreement calls for four payments beginning January 10, 1995, and ending June 30, 1995, totaling $1,000,000 in exchange for a mutual release and settlement of the lawsuit. The unpaid portion of the Settlement Agreement of $850,000 is reflected in the Condensed Consolidated Balance Sheets as Short-term debt.

    The Company also entered into a License Agreement with Computrol, Inc., and paid a one-time license fee of $100,000. The License Agreement allows the Company to use the Computrol patent on any new products or the existing product which was the subject of the lawsuit.

    At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount has been expensed in full in the three-month period ending January 31, 1995.

(8) FOOTNOTES INCORPORATED BY REFERENCE

    Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 29, 1994. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                  Description
          ----  ------------------------------------------------------

           1   Business and Summary of Significant Accounting Policies
           4   Capital Leases
           5   Stockholders' Equity and Related Items
           6   Retirement Plans
           7   Income Taxes

PART I, ITEM 2
- - - --------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - - ---------------------

Net sales for the three months ended January 31, 1995, increased 36.8% compared to the same period in fiscal 1994. Unit sales increased 16%, and the average price per unit increased 19%. The increase in unit sales was attributable to
(1) increased sales of the Company's mid-priced products (retail selling prices from $250 to $400) in both the Lowrance and Eagle brands, (2) increased sales of the Lowrance high-end products (retail selling prices of $400 and up), (3) increased sales to Original Equipment Manufacturers (OEM's), and (4) sales of the Company's handheld GPS products which did not begin shipping until the third quarter of 1994. The increase in the average price per unit resulted from the increases in volume for the mid/upper-priced and the handheld GPS products noted above.

Gross profit as a percentage of net sales increased to 33.4% from 31% for the three months ended January 31, 1995, compared to the same period in fiscal 1994. The increase is attributable to the shift in mix of products sold to the higher-priced, higher-margin units as discussed above as well as cost reductions for the 1995 products and manufacturing efficiencies gained through increased volumes.

Net Sales for the six months ended January 31, 1995, increased 28.9% over the same period in fiscal 1994. Unit sales increased 24% while the average price per unit increased 5%. The increase in unit volume results from an increase in sales of substantially all of the Company's products with the exception of the lower-priced Eagle products. Sales of these products, which carry a retail price of less than $150, were approximately the same during the first six months of fiscal 1995 when compared with the same period in fiscal 1994.

Gross profit as percentage of net sales for the six months ended January 31, 1995, was 32.2% compared to 33% for the same period in fiscal 1994. This decrease is primarily attributable to (1) increased sales to OEM's which historically carry lower margins, (2) sales of handheld GPS products (due to the present intense competitive environment, margins on these units are currently lower than on most of the Company's sonar products), and (3) during most of the first quarter of fiscal 1994, the Company benefited from carry-over sales of high-margin 1993 products. The Company's 1995 product offering (which generally carries higher margins than the 1994 product offering) did not begin shipping in volume until the second quarter of 1995. Gross margins are expected to improve for the remainder of the year assuming volumes and product mix continue at forecasted levels.

Operating expenses as a percentage of net sales for the three months ended January 31, 1995, were 28.1% compared to 28.9% during the same period in fiscal 1994. Total operating expenses increased by $1,753,000. The increased expenses resulted from (1) the $1,100,000 unusual item related to the Settlement Agreement and License Agreement with Computrol reached on January 10, 1995, (2) legal fees which were directly associated with the Computrol litigation of approximately $330,000 compared to less than $50,000 for the same period in fiscal 1994 (legal fees are reflected within Selling and administrative in the Consolidated Statements of Operations), (3) other variable selling expenses such as freight-out and product returns costs which were up approximately $500,000 over the same period last year as a direct result of increased sales volumes,
(4) research and development expenses which were up $95,000 due to the Company's continuing efforts to develop new products. Expense reductions in the sales and marketing and general and administrative areas of approximately $300,000 partially offset the effects of the above increases.

Operating expenses as a percentage of net sales for the six months ended January 31, 1995, were 32.1% compared to 35.9% for the same period in fiscal 1994.
Total operating expenses increased $1,709,000. The increase related to (1) the $1,100,000 unusual item discussed above, (2) legal fees associated with the Computrol settlement of approximately $550,000 compared to less than $50,000 for the same period in fiscal 1994, (3) other variable selling expenses which were up approximately $350,000 over the same period in fiscal 1994 due to increased volumes (approximately 77% of the net sales increase for the six months ended January 31, 1995, occurred in the second quarter), (4) research and development expenditures which were up $147,000 over the same period in fiscal 1994 for reasons discussed above. Expense reductions in the sales and marketing and general and administrative areas of $350,000 partially offset the effects of the above increases.

Interest expense is up for both the three-month and six-month periods ending January 31, 1995, compared to fiscal 1994 because of higher average borrowing levels and increases in the Company's interest rate on its term loan and revolving credit facility. Additionally, increased sales have led to increased cash discounts for both the three and six-month periods which are reflected in Other, net.

LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

The Company's working capital needs increase in the fall and winter months as the Company manufactures and stockpiles its products for the peak sales months of January thru April.

The Company's primary sources of liquidity are cash flow from operations and an accounts receivable and inventory line of credit. The line of credit allows the Company to borrow certain percentages of its qualifying accounts receivable and inventories. Borrowings from inventories, however, are limited to $10 million in total and $2.5 million for raw materials. The terms of the line of credit are described in Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Net cash used in operating activities decreased by $5 million during the first six months of fiscal 1995 compared to the same period in fiscal 1994 due to a smaller net loss, increased depreciation expense, a smaller increase in inventory, and receipt of a $1.1 million income tax refund in fiscal 1995. Additionally, the Company experienced an increase in short-term debt related to the Computrol settlement, offset by a reduction in the increase in accounts payable and other liabilities. The traditional build-up of inventories was $3.8 million lower in the first six months of 1995 than during the same period last year due to management's plan to reduce inventory levels in fiscal 1995 combined with higher than expected sales during the first six months of fiscal 1995.

Capital expenditures (including leased assets) were $1.7 million lower during the first six months of fiscal 1995 than the first six months of fiscal 1994.

The net cash used in operating activities during the first six months of fiscal 1995 was financed primarily through increased borrowings under the Company's revolving line of credit.

OUTLOOK
- - - -------

Current backlog is approximately $19.9 million compared to approximately $17.4 million at January 31, 1994. The increase in the backlog number relates primarily to the marketplace acceptance of the Company's 1995 product offerings which include eight new models. Most of these new models did not begin shipping in volume until the second quarter. The increase in the backlog contrasts with the trend seen by the Company in recent years whereby, because of changes in distribution and customer purchasing patterns, the backlog numbers have been decreasing. However, it should be noted that backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company anticipates a return to profitability in fiscal 1995, primarily as the result of continuing strong economic and market conditions, as well as the marketplace acceptance of the 1995 products. The gross margins are expected to increase during the last six months of 1995 based on (1) steps taken to reduce costs on the 1995 models (a large percentage of sales for the first six months of 1995 was of close-out 1994 models), (2) continuing mix changes as sales of the higher-priced/higher-margin units grow at a higher rate than the lower-margin products, and (3) manufacturing efficiencies gained through increased volumes. However, because of the dynamic environment in which the Company operates, any one of several factors could have a material adverse effect on the results of operation for the remainder of the year.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
         -----------------

        Incorporated herein by reference are the Company's disclosures on three Form 10Q's in Item 1, Part II, filed with the Commission on March 15, 1994, June 15, 1994, and December 15, 1994, as well as in Item 3 of Part I of the Company's Form 10K filed on October 31, 1994, and Item 5 of the Company's Form 8K filed with the Commission on January 11, 1995, disclosing the filing of the lawsuit on November 12, 1993, against the Company in the United States District Court for the District of Idaho in a case styled as, Computrol, Inc., an Idaho corporation, Plaintiff vs.
                          ----------------------------------------------------
        Lowrance Electronics, Inc., a Delaware corporation d/b/a Eagle
        --------------------------------------------------------------
        Electronics, Inc., Defendant, Case No. 93-0439 S HLR (the "Lawsuit")
        ----------------------------
        and the settlement of the Lawsuit on January 10, 1995. The Company entered into a Settlement Agreement with Computrol, Inc., ("Computrol") on January 10, 1995, whereby the Company agreed to pay four settlement payments to Computrol aggregating $1,000,000. The first settlement payment was made on January 10, 1995, and three additional settlement payments are due on March 15, 1995, May 15, 1995, and June 30, 1995. The Company received a full and complete release from Computrol and total settlement of the Lawsuit by entry of a Stipulated Judgment that Computrol's '912 Patent is valid and enforceable, and that the Company's ScanPac accessory (which the Company voluntarily ceased selling on October 31, 1994) infringed, with each party to pay its own costs and attorneys' fees. Additionally, the Company agreed to dismiss its counterclaim against Computrol with prejudice, and Computrol agreed that the preliminary injunction order dated January 5, 1995, against the Company's sale of the ScanPac be dissolved. The Company also entered into a License Agreement as part of the Settlement Agreement on January 10, 1995, with Computrol whereby for a one-time license fee of $100,000 the Company is free to use Computrol's '912 Patent in connection with any new side-scanning product the Company might introduce in the future or the Company's ScanPac, should the Company elect to again manufacture and sell its ScanPac as an accessory. The License Agreement also allows the Company to introduce a handheld sonar unit housed in a rigid, single, integrated unit (including all electronic circuit and displays and a submersible transducer) to compete with Computrol's Fishin' Buddy using Computrol's '912 Patent in exchange for the Company paying Computrol a royalty of ten percent on such new sonar product should the Company elect to introduce such a sonar product in the future. As a result of the foregoing settlement, all litigation between the Company and Computrol is terminated, and the Company is free to reintroduce the ScanPac as an accessory product should the Company elect to do so in the future without any ongoing royalty payment.

Item 2. Changes in Securities
        ---------------------

        Not applicable

Item 3. Defaults upon Senior Securities
        -------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable

Item 5. Other Information
        -----------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Not applicable

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOWRANCE ELECTRONICS, INC.



                                     By:  /s/ Mark C. Wilmoth
                                          -------------------------------------
                                          Mark C. Wilmoth
                                          Vice President Finance &
                                          Chief Financial Officer



Dated: March 17, 1995
       --------------