Form 10-Q
period 1995-04-30
LOWRANCE ELECTRONICS INC
filed 1995-06-14
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

           --------------------------------------------------------

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           -----  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1995

           ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______
          ----------------------------------------------------------


                       Commission File Number:   33-9464


                          LOWRANCE ELECTRONICS, INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                          44-0624411
- ---------------------------                        ---------------------------
   State of Incorporation                            IRS Identification Number

                            12000 East Skelly Drive
                            Tulsa, Oklahoma   74128
                   -----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X         NO
                                     ------         ------

At April 30, 1995, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Balance Sheets -
             April 30, 1995, 1994, and July 31, 1994.............         3

           Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             April 30, 1995 and 1994.............................         4

           Consolidated Statements of Cash Flows -
             Nine Months Ended  April 30, 1995 and 1994..........         5

           Notes to Condensed Consolidated Financial Statements..     6 - 8

  ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......      9-11


PART II.     OTHER INFORMATION

  ITEM 1.    Legal Proceedings...................................        12

  ITEM 2.    Changes in Securities...............................        12

  ITEM 3.    Defaults Upon Senior Securities.....................        12

  ITEM 4.    Submission of Matters to a Vote of Security Holders.        12

  ITEM 5.    Other Information...................................        12

  ITEM 6.    Exhibits and Reports on Form 8-K....................        12

  SIGNATURES.....................................................        13


                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)


                                                  Apr. 30,      Apr. 30,        July 31,
                                                    1995          1994            1994
                                                 ---------      ---------       --------
                                                (Unaudited)    (Unaudited)      (Audited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                        $   720       $ 2,094       $   976
  Accounts receivable, less allowances              19,272        17,579         9,158
  Inventories (Note 2)                              17,717        17,283        12,878
  Prepaid expenses                                     336           496           708
  Deferred income taxes                              1,326         1,337         1,351
  Income tax refunds receivable                          -             -         1,066
                                                   -------       -------       -------

     Total current assets                          $39,371       $38,789       $26,137

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)         8,335         8,807         8,744

OTHER ASSETS                                           306           241           147
                                                   -------       -------       -------

                                                   $48,012       $47,837       $35,028
                                                   =======       =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)    $10,195       $11,616       $ 2,857
  Short-term debt (Note 7)                             560             -             -
  Accounts payable                                   7,615         9,869         5,670
  Accrued liabilities                                5,743         5,020         4,738
                                                   -------       -------       -------

     Total current liabilities                     $24,113       $26,505       $13,265

DEFERRED INCOME TAXES                                  489            88           393

LONG-TERM DEBT, less current
  maturities (Note 3)                                9,983         8,869         9,379


STOCKHOLDERS' EQUITY:
  Preferred stock, 300,000 shares authorized,
     none issued                                         -             -             -
  Common stock, $.10 par value,
     10,000,000 shares authorized,
     3,352,458 shares issued                       $   335       $   335       $   335
  Paid-in capital                                    5,600         5,602         5,600
  Retained earnings                                  7,662         6,713         6,239
  Foreign currency translation adjustment             (170)         (275)         (183)
                                                   -------       -------       -------

     Total stockholders' equity                    $13,427       $12,375       $11,991
                                                   -------       -------       -------

                                                   $48,012       $47,837       $35,028
                                                   =======       =======       =======




   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                  ------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             -----------------------------------------------------
                                  (Unaudited)


                                  Three Months Ended    Nine Months Ended
                                 --------------------  -------------------
                                 April 30,  April 30,  April 30,  April 30,
                                    1995       1994       1995       1994
                                 ---------  ---------  ---------  ---------
                                   (in thousands)        (in thousands)

NET SALES                          $32,151    $31,614    $71,783    $62,372

COST OF SALES                       20,481     22,173     47,356     42,784
                                   -------    -------    -------    -------

     Gross profit                  $11,670    $ 9,441    $24,427    $19,588

OPERATING EXPENSES:
  Selling and administrative       $ 6,840    $ 6,613    $17,000    $16,311
  Research and development             749        566      2,224      1,894
  Unusual Item (Note 7)                  -          -      1,100          -
                                   -------    -------    -------    -------

     Total operating expenses      $ 7,589    $ 7,179    $20,324    $18,205
                                   -------    -------    -------    -------

     Operating income              $ 4,081    $ 2,262    $ 4,103    $ 1,383
                                   -------    -------    -------    -------

OTHER EXPENSES:
  Interest expense                 $   510    $   439    $ 1,118    $   902
  Other, net                           376        325        923        781
                                   -------    -------    -------    -------

     Total other expenses          $   886    $   764    $ 2,041    $ 1,683
                                   -------    -------    -------    -------

INCOME (LOSS) BEFORE
  INCOME TAXES                     $ 3,195    $ 1,498    $ 2,062    $  (300)

PROVISION (BENEFIT) FOR
  INCOME TAXES                       1,014        532        639       (102)
                                   -------    -------    -------    -------

NET INCOME (LOSS)                  $ 2,181    $   966    $ 1,423    $  (198)
                                   =======    =======    =======    =======

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS) PER SHARE        $   .65    $   .29    $   .42    $  (.06)
                                   =======    =======    =======    =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 3,352      3,352      3,352      3,350
                                   =======    =======    =======    =======


DIVIDENDS                            NONE       NONE       NONE       NONE
                                   =======    =======    =======    =======



 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)


                                                            Nine Months Ended
                                                          ----------------------
                                                          April 30,   April 30,
                                                             1995        1994
                                                          ----------  ----------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income (Loss)                                         $  1,423    $   (198)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                                1,848       1,479
  (Gain) Loss on retirement of fixed assets                      (7)          2
 Changes in operating assets and liabilities:
  Increase in accounts receivable                           (10,114)     (9,282)
  Increase in inventories                                    (4,839)     (6,213)
  Decrease (Increase) in prepaids, deferred
   income taxes, and other assets                             1,304        (333)
  Increase in short-term debt (Note 7)                          560           -
  Increase in liabilities and other                           3,059       5,563
                                                           --------    --------

  Net cash used in operating activities                    $ (6,766)   $ (8,982)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                      $ (1,165)   $ (1,626)
                                                           --------    --------

  Net cash used in investing activities                    $ (1,165)   $ (1,626)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under lines of credit                          $ 70,304    $ 73,104
 Repayments of borrowings under lines of credit             (61,795)    (61,732)
 Borrowings under new term loan agreement                         -       3,500
 Principal payments on term loans and capital
  lease obligations                                            (834)     (2,718)
 Additional common stock issued                                   -          13
                                                           --------    --------

  Net cash provided by financing activities                $  7,675    $ 12,167
                                                           --------    --------

  Net (decrease) increase in cash and cash equivalents     $   (256)   $  1,559

CASH AND CASH EQUIVALENTS - beginning of period                 976         535
                                                           --------    --------

CASH AND CASH EQUIVALENTS - end of period                  $    720    $  2,094
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


(1)  PRINCIPLES OF PREPARATION

   The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 1995, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the April 30, 1994, consolidated financial statements to conform to the April 30, 1995, consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)    BALANCE SHEET DETAIL

       Inventories -
       -------------

   Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                               Apr. 30,  Apr. 30,  July 31,
                                                 1995      1994      1994
                                               --------  --------  --------
                                                      (in thousands)

          Raw materials                         $ 7,774   $ 8,159   $ 6,236
          Work-in-process                         2,886     3,680     4,010
          Finished goods                          7,057     5,444     2,632
                                                -------   -------   -------

          Total inventories                     $17,717   $17,283   $12,878
                                                =======   =======   =======


     Property, Plant, and Equipment, Net -
     -------------------------------------

          Land                                  $   557   $   557   $   557
          Building and improvements               3,385     3,594     3,331
          Machinery and equipment                17,895    15,827    16,906
          Office furniture and equipment          4,241     4,413     4,217
                                                -------   -------   -------
                                                $26,078   $24,391   $25,011

          Less - accumulated depreciation        17,743    15,584    16,267
                                                -------   -------   -------

          Net property, plant, and equipment    $ 8,335   $ 8,807   $ 8,744
                                                =======   =======   =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

   Long-term debt and revolving credit line are summarized below:

                                                       Apr. 30,  Apr. 30,  July 31,
                                                         1995      1994      1994
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $14,422   $13,552   $ 5,913
     Term loan                                            2,606     3,384     2,815
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $110,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from June 1995 through November 2000               3,150     3,505     3,474
     Other                                                    -        44        34
                                                        -------   -------   -------
                                                        $20,178   $20,485   $12,236

     Less - current maturities                           10,195    11,616     2,857
                                                        -------   -------   -------

     Total long-term debt                               $ 9,983   $ 8,869   $ 9,379
                                                        =======   =======   =======


   Future maturities of the above debt obligations at April 30, 1995, are $10,195,000, $8,499,000, $514,000, $595,000, and $375,000 for the years ending April 30, 1996 through 2000, respectively.

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

(4)  STOCKHOLDERS' EQUITY

   During the nine months ended April 30, 1995, stockholders' equity changed for the following items: Net income of $1,423,000 and a $13,000 decrease in the negative Foreign Currency translation adjustment.

(5)  INCOME TAXES

   The Company has adopted Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company's deferred tax liability arises solely from the use of accelerated depreciation methods for tax purposes.
   The Company has a deferred tax asset resulting from reserves for product costs, bad debts, and compensation and benefits. The Company determined that no valuation allowance is necessary as of April 30, 1995.

(6)  CONSOLIDATED STATEMENTS OF CASH FLOWS

   The Company acquired $267,000 and $1.9 million in equipment under capital lease obligations during the nine months ended April 30, 1995, and April 30, 1994, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the nine months ended April 30, 1994, payments of $11.3 million and $1.8 million were made to the previous primary lender as payment in full settlement of the then outstanding obligations for the revolving credit line and the term loan, respectively. These amounts are included in the totals reflected on the Consolidated Statements of Cash Flows. During the nine months ended April 30, 1995, and April 30, 1994, the Company paid interest of $1.1 million and $902,000, respectively. Additionally, an income tax refund of $1.1 million was received during the nine months ended April 30, 1995, and an income tax payment of $378,000 was made during the nine months ended April 30, 1994.

(7)  UNUSUAL ITEM

   On January 10, 1995, the Company entered into a Settlement Agreement with Computrol, Inc., resolving a patent infringement lawsuit filed against the Company in November 1993. This legal proceeding was previously disclosed by the Company on its Form 10-Q in Item 1 of Part II filed with the Securities and Exchange Commission on March 15, 1994, June 15, 1994, December 15, 1994, March 17, 1995, and the Company's 8-K, in Item 5, filed on January 11, 1995, as well as in Item 3 of Part 1 of the Company's Form 10-K filed on October 29, 1994.

   The Settlement Agreement calls for four payments beginning January 10, 1995, and ending June 30, 1995, totaling $1,000,000 in exchange for a mutual release and settlement of the lawsuit. The unpaid portion of the Settlement Agreement of $560,000 is reflected in the Condensed Consolidated Balance Sheets as Short-term debt.

   The Company also entered into a License Agreement with Computrol, Inc., and paid a one-time license fee of $100,000. The License Agreement allows the Company to use the Computrol patent on any new products or the existing product which was the subject of the lawsuit.

   At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount has been expensed in full in the nine-month period ending April 30, 1995.

(8)  FOOTNOTES INCORPORATED BY REFERENCE

   Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 29, 1994. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                     Description
          ----  --------------------------------------------------------

           1    Business and Summary of Significant Accounting Policies
           4    Capital Leases
           5    Stockholders' Equity and Related Items
           6    Retirement Plans
           7    Income Taxes

PART I, ITEM 2
- --------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ----------------------

Net sales for the three months ended April 30, 1995, increased 1.7% compared to the same period in 1994. Unit sales decreased 5.5% and the average price per unit increased 7.3%. The decrease in unit sales was attributable to lower sales of virtually all of the Company's Eagle products, which generally carry lower prices and corresponding lower margins. Factors believed to have contributed to the reduced Eagle sales include adverse weather conditions throughout much of the central and northeastern U.S., and increased reports and public concern of a general economic slowdown in the U.S., and in retail sales. The lower sales of the Eagle products were offset by increased sales of substantially all of the Company's Lowrance products. The increase in Lowrance sales, which for the most part carry higher prices and margins, is believed to be the result of A) sales and marketing efforts aimed at strengthening the Lowrance distribution and dealer network, B) increased new boat sales, and C) availability of product. The Company was behind on shipments of Lowrance products for most of 1994, which has not been the case in 1995. The Lowrance products, with their more sophisticated features and higher prices are generally sold to higher income consumers who are not as apt to put off purchases because of indications of general economic slow-downs. Also, those consumers tend to plan their purchases in advance and are not as influenced by short-term inclement weather conditions.

Gross profit as a percentage of net sales increased to 36.3% from 29.9% for the three months ended April 30, 1995, versus 1994. This increase was primarily attributable to the shift in mix of products sold to the higher priced/higher margin units discussed above as well as cost reductions and some price increases for the 1995 products. Cost reductions have come through higher volumes, redesigns on certain products, and increased manufacturing efficiencies.

Operating expenses as a percentage of net sales for the three months ended April 30, 1995, were 23.6% versus 22.7% during the same period in 1994. The increase related to A) higher research and development expenditures as the Company continues to increase efforts to develop new products and B) increased selling expenditures, primarily related to higher sales levels, and the timing of those expenditures.

Other expenses for the three and nine months ended April 30, 1995, increased in total from fiscal 1994 levels. The increases related to higher average borrowing levels and increases in the Company's interest rate on its term loan and revolving credit facility. Additionally, increased sales have led to increased cash discounts which are reflected in Other, net.

Net sales for the nine months ended April 30, 1995, increased 15.1% versus 1994. Unit sales increased 9.4% and the average price per unit increased 6.2%. Most of the increase in unit sales and price per unit was attributable to increased sales of the Company's Lowrance products. The most significant increases within the Lowrance product line were at the high end (retail selling prices of $400 and up) and Original Equipment Manufacturers (OEM's) categories. Overall, sales of the Company's Eagle products were substantially unchanged from 1994 levels during the same period. Sales of the Eagle handheld GPS products were up for the nine months ended April 30, 1995, versus 1994. Also, as discussed above, Eagle sales have fallen off in recent months, however, Lowrance sales continue to exceed 1994 levels.

Gross profit as a percentage of net sales increased to 34% compared to 31.4% in 1994. The increase relates to A) the shift in mix of units sold to the higher priced/higher margin units discussed above, B) the Company's 1995 product offering, which began shipping in volume in the second quarter of 1995, generally carries higher margins than the 1994 product offering. This margin differential has been enhanced by volume increases and increased manufacturing efficiencies.

Operating expenses as a percentage of net sales for the nine months ended April 30, 1995, were 28.3% versus 29.2% for 1994. Total operating expenses increased $2.1 million. The increased expenses resulted from, A) the $1,100,000 unusual item related to the Settlement Agreement and License Agreement with Computrol reached on January 10, 1995, B) legal fees which were directly associated with the Computrol litigation of approximately $550,000 compared to approximately $170,000 for the same period in 1994 (legal fees are reflected within selling and administrative in the Consolidated Statements of Operations), C) other variable selling expenses, such as freight-out and product returns costs, were up approximately $500,000 over the same period last year primarily the result of increased volumes, and D) research and development expenditures which were up $330,000 due to the Company's continuing efforts to develop new products. Expense reductions in sales and marketing partially offset the effects of the above increases.

The Company's effective income tax rate is lower in 1995, resulting from, A) the formation of a Foreign Sales Corporation to take advantage of tax incentives related to export sales, B) state tax credits which have been generated from increases in employment and capital spending, and C) increased tax credits related to research and development expenditures.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's working capital needs increase in the fall and winter months as the Company manufactures and stockpiles its products for the peak sales months of January through April.

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

Net cash used in operating activities decreased by $2.2 million during the first nine months of fiscal 1995 compared to the same period in fiscal 1994, primarily due to 1) net income of $1.4 million versus a $198,000 loss in 1994, 2) increased depreciation expense, and 3) receipt of a $1.1 million income tax refund in fiscal 1995. Additionally, the Company experienced an increase in short-term debt related to the Computrol settlement. The above were offset by a $2 million increase in working capital. The traditional build-up of inventories was $1.4 million lower in the first nine months of 1995 than during the same period last year due to management's plan to reduce inventory levels in fiscal 1995 combined with higher than expected sales during the first nine months of fiscal 1995. Inventory levels for the fourth quarter of 1995 are expected to exceed levels experienced in 1994 due to the world wide shortage of some electronic component parts making it necessary to increase safety stocks to ensure that production is not disrupted due to a vendor's inability to deliver parts as scheduled.

Capital expenditures (including leased assets) were $2.1 million lower during the first nine months of fiscal 1995 than the first nine months of fiscal 1994.

The net cash used in operating activities during the first nine months of fiscal 1995 was financed primarily through increased borrowings under the Company's revolving line of credit.

OUTLOOK
- -------

Current backlog is approximately $7 million compared to approximately $7 million at April 30, 1994. It should be noted that backlog numbers are not necessarily indicative of continuing sales trends. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company anticipates a return to profitability in fiscal 1995, primarily as the result of actual profits realized for the first nine months. However, because of the dynamic environment in which the Company operates, any one of several factors could have a material adverse effect on the results of operation for the remainder of the year. Additionally, the fourth quarter has historically been one of the most difficult to predict as is the case for fiscal 1995. The difficulty in predicting results for the year has been increased by the recent softening of retail sales levels in the markets the Company serves, primarily as a result of adverse weather.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

       Not applicable

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


                                             LOWRANCE ELECTRONICS, INC.



                                     By:     /s/ Mark C. Wilmoth
                                             ----------------------------------
                                             Mark C. Wilmoth
                                             Vice President Finance &
                                             Chief Financial Officer



Dated:      June 14, 1995
       -----------------------