Form 10-Q/A
period 1995-04-30
LOWRANCE ELECTRONICS INC
filed 1995-07-24
CIK 804073

                                   FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


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



Dated:      July 24, 1995
       -----------------------