Form 10-K
period 1995-07-31
LOWRANCE ELECTRONICS INC
filed 1995-10-30
CIK 804073

                               F O R M   1 0 - K


      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1995

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________

                       Commission File Number:  0-15240

               L O W R A N C E   E L E C T R O N I C S,   I N C.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        44-0624411
------------------------                  --------------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

                     12000 East Skelly Drive
                          Tulsa, Oklahoma                               74128
              ---------------------------------------               ------------
              (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (918) 437-6881

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Common Stock, par
                             value $.10 per share
                             --------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.             Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to
this Form 10-K.                                                        [X]

              Aggregate Market Value of the Voting Stock Held By
                Non-Affiliates on October 23, 1995, $4,201,108

                       Number of Shares of Common Stock
                  Outstanding on October 23, 1995- 3,352,458

                      DOCUMENT INCORPORATED BY REFERENCE
         Proxy Statement for Annual Meeting of Stockholders to be held
                         December 12, 1995 - Part III

                                   FORM 10-K

          Annual Report for Fiscal Year Ended July 31, 1995

                          LOWRANCE ELECTRONICS, INC.

                                                                           Page
                                                                           ----
                               Table of Contents
                               -----------------
                                    PART I
Item 1.   Business..................................................        1

Item 2.   Properties................................................       11

Item 3.   Legal Proceedings.........................................       12

Item 4.   Submission of Matters to a Vote of Security Holders.......       12


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................       13

Item 6.   Selected Financial Data...................................       14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................       15

Item 8.   Financial Statements and Supplementary Data...............       22

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................       22


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant........       23

Item 11.  Executive Compensation....................................       23

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management............................................       23

Item 13.  Certain Relationships and Related Transactions............       23


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.......................................       24
                                                                 and F-1 to F-15

Signatures..........................................................       28

                          LOWRANCE ELECTRONICS, INC.
                                 Annual Report
                       For the Year Ended July 31, 1995


                                    PART I

Item 1.   Business
-------   --------

General
-------

     The Company designs, manufactures, and markets sonars (also known as depth sounders) and accessories for use in recreational and commercial boating. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company also designs, manufactures, and markets Loran-C and Global Positioning System (GPS) navigational modules that may be attached to and used with certain of the Company's liquid crystal display (LCD) sonars or with stand-alone displays to provide a variety of navigational information. The sonars, navigational modules, and the stand-alone navigation displays are marketed under the Company's three trade names, "Lowrance" "Eagle", and "SeaView", primarily through wholesalers, original equipment manufacturers (OEMs), mail-order catalogs, mass merchandisers, and other retail outlets in all fifty states and to a lesser and limited extent in forty-one foreign countries.

     In fiscal 1994, the Company began production and marketing of a portable, hand-held GPS receiver, which can be used in a variety of marine and non-marine applications, such as hunting, hiking, and backpacking, and production of a stand-alone mapping/navigational system, which provides the user with full mapping capabilities utilizing a built-in mapping database and offering an option which makes the unit compatible with the most popular mapping cartridges available to boaters. These products are distributed under the trade names "Eagle" and "Lowrance", respectively, through channels similar to the Company's sonar products.

     The Company was formed in 1957, incorporated in 1958, and re-organized as a Delaware corporation in 1986. As used herein, the term "Company" refers to Lowrance Electronics, Inc., (including its subsidiaries) and its predecessors, unless the context indicates otherwise.

     The Company's principal executive offices are located at 12000 East Skelly Drive, Tulsa, Oklahoma, 74128, and its telephone number is (918) 437-6881.

Products
--------

     The Company's products consist of sonars and related equipment, such as water temperature gauges, and Loran-C and Global Positioning System (GPS) navigational products.

     Sonars
     ------

          Each sonar consists of a transmitter, receiver, display, and transducer. The transmitter, receiver, and display are normally combined in one housing connected by a cable to the transducer. The housing containing the transmitter, receiver, and display is normally mounted where it may be viewed by the boat operator, and the transducer is mounted under or in the hull of a boat. The transmitter takes electrical energy and sends it through the cable to the transducer, which converts the electrical energy to sound pulses. These sound pulses travel through the water until they hit the bottom or an object such as fish or a shipwreck and then bounce back as an echo. The transducer converts the echoes back to electrical impulses which are sent to the receiver. The receiver processes the impulses and transmits the information to the display for use by the boater.

          The Company's sonars are either waterproof or weatherproof and are designed to withstand the harsh environments and shocks encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open and subject to shock, rain, salt spray, and temperature extremes that constantly test the durability of the sonar. The Company's sonars are also designed for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth, and location of individual fish, depth of the thermocline, and underwater structures, rather than the location of large schools of fish. The Company's sonars are designed for and used by both fresh and saltwater sports fishermen and boaters. The Company's sonars feature a variety of transducers manufactured by the Company in different sizes and shapes to fit all types of boats and with different frequencies and angles for both deep and shallow water use. The Company's sonars are distinguished by the type of display--liquid crystal graph displays (LCDs) and non-liquid crystal graph displays (non-LCDs).

          Liquid Crystal Graph Display (LCD) Sonars.  The Company's LCD products
          -----------------------------------------
          are easier to use, provide more advanced capabilities, and incorporate advanced signal processing, which allows automatic operation of LCD sonars in a way that sets the controls for best performance whether at trolling or high speeds. The Company markets twenty-one LCD sonar models. All of the models utilize advanced computer technology and are keyboard controlled. The Company's LCD models graphically display the depth of the water, bottom contour, fish, and other underwater objects on a LCD and digitally display the water depth. Twelve models can also digitally display the surface temperature of the water, boat speed, and distance traveled. LCD sonars are easier to read and interpret than the Company's flasher sonars and generally are less expensive to buy and operate than the Company's paper graph sonars. Because LCD sonars have no moving parts, they are more durable than other sonars. The more advanced models usually retail from $350 to $550. The other LCD models, with fewer features, usually retail from $99 to $300. The Company's various LCD models range in maximum depth capabilities from 350 feet to 2,500 feet.

          Non-Liquid Crystal Graph Display (Non-LCD) Sonars.  The Company's non-
          -------------------------------------------------
          LCD sonars include paper graph displays, flasher displays, and digital displays. Paper graphs display similar information to liquid crystal graphs but utilize electro-sensitive paper to provide a permanent record. Flasher models were the first type of sonar products designed and manufactured by the Company. The display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a sonar signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital sonars are marketed and used solely to determine water depth which is digitally depicted on a LCD. The non-LCD sonars have varying depth capabilities ranging from 60 feet for flashers to 1,300 feet for paper graphs and range in retail price from $140 to $700, respectively.

     Accessories
     -----------

          The Company also has a line of accessories consisting of water temperature gauges, cables, portable power packs, and various mounting brackets, which are used primarily in conjunction with the Company's sonars and GPS products.


     Loran-C
     --------

          The Company's Loran-C navigation modules receive low-frequency radio signals which are transmitted at precise intervals by a chain of land-based stations. The navigation modules use the radio signals to display navigational information, such as present position, current bearing, and distance to destination, and course plotting on an LCD sonar or stand-alone Loran-C display. The modules usually retail from $225 to $300, and the stand-alone Loran-C displays (module included) usually retail from $350 to $400.

     Global Positioning System (GPS).
     -------------------------------

          The GPS, unlike its Loran-C counterpart, offers worldwide navigational information for users via a constellation of twenty-one satellites plus three spares. The system offers precise global navigation for land, sea, and air applications providing constant updates of an individual's or object's position in latitude, longitude, and altitude. Additionally, GPS measures speed and direction of travel. Similar to the Loran-C optional equipment, the Company's GPS navigational modules may be attached to and used with three of the Company's LCD sonars. The combination sonar/GPS models (module included) usually retail from $850 to $1,200, and the stand-alone, gimbal-mounted GPS displays (module included) usually retail from $400 to $1,200.

          The Company's Global Map 2000 product utilizes input from either a GPS or Loran module to display the user's position on a pictorial background map in addition to providing the navigational information and course plotter available in all Lowrance and Eagle GPS products. Further, the user, at their option, can purchase mapping cartridges which contain over 7,000 highly detailed nautical charts. The Global Map 1000, the predecessor to the Global Map 2000, began shipping in fiscal 1994. The Global Map 2000 began shipping in the first quarter fiscal 1996 and retails for approximately $1,000 including the GPS module and cartridge reader. This unit will also be sonar capable with the purchase of a sonar access module.

          In addition to the Company's gimbal-mounted GPS products, it began shipping a portable, hand-held GPS navigation receiver during fiscal 1994. This product is battery-powered and features a high resolution LCD screen with full graphics capabilities which will display navigational information and course plotting. For fiscal 1996, the Company will begin shipping a second hand-held GPS product, the GlobalMap Sport, with capabilities similar to that of the Global Map 2000. These products can be used in both marine and non-marine applications and retail from approximately $399 to $699.

Product Sales
-------------

     The following table sets forth the percentage of total sales of LCD and non-LCD sonars and accessories, including stand-alone Loran-C and GPS navigational products, sold by the Company in the past three fiscal years.

                                              Percent of Total Product Sales
                                              ------------------------------
                                                1993       1994       1995
                                              --------   --------   --------
Type of Sonar Displays -
  Liquid Crystal Graph (LCDs), including
    combination navigation units                80.0%      69.1%      68.9%
  Non-Liquid Crystal Graphs (non-LCDs)           5.5        5.1        4.6
GPS, including stand-alone units
  and modules                                    4.6       13.8       16.3
Accessories, including stand-alone
  Loran-C units and modules                      9.9       12.0       10.2
                                               -----      -----      -----

    Total                                      100.0%     100.0%     100.0%
                                               =====      =====      =====

Distribution
------------

     The Company markets its products under three trade names, "Lowrance", "Eagle", and "SeaView". Sales of Eagle products, as a percent of total sales were approximately 66% in 1993, 63% in 1994, and 58% in 1995.

     The Lowrance line, with its selection of eighteen interchangeable transducers and its more complicated keyboard, is intended for the more sophisticated user. The wide choice of transducers available with the Lowrance sonars allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, and frequency to meet the boater's specific needs. As a result of recent developments in transducer design, the Company packages its Lowrance sonar models with a high-performance transducer suitable for use on nearly all types of boat hulls. Lowrance customers can exchange this transducer for credit toward one which better meets their specialized requirement for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance sonar. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers, and retailers that the Company believes have basic knowledge of the installation, use, and service of the Lowrance line and can pass on such knowledge to customers. Wholesalers and retailers purchasing products in the Lowrance line are parties to agreements with the Company providing for non-exclusive authorized dealerships and distributorships for a term of one year. As of July 31, 1995, the Company had approximately one thousand seven hundred fifty wholesalers and retailers that were parties to such agreements. A sonar installation subsidy is offered to authorized dealers that sell and install Lowrance products as a means of sharing the costs of the installation. The Company believes that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct the fisherman and boat owner as to the product's use. Terms of payment for products in the Lowrance line vary based on the time of the season with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

     The Eagle line is sold primarily to mass merchandisers, mail-order catalog companies, retail sporting goods stores, and wholesalers that usually do not provide technical assistance to the consumer regarding the installation and operation of sonars. Recognizing that special assistance will not be available as to the selection of an appropriate transducer or the operation of an Eagle sonar, the Company prepackages each Eagle sonar with a universal transducer designed to work adequately on most boats and has simplified the sonar's operating requirements. The Eagle sonars do not have all of the installation and operating flexibility of the Lowrance sonars but are less expensive to the consumer. Terms of payment for products in the Eagle line are generally thirty days. However, dating terms similar to those for the Lowrance line are also offered.

     Beginning in fiscal 1995, the Company began marketing a third brand of sonar and GPS navigational products, "SeaView". These products are marketed through select coastal dealers and sales of SeaView products were not a material contributor to fiscal 1995 sales.

     The Company's products are sold to fishermen and boat owners in all fifty states and forty-one countries internationally. The Company's international sales totaled $15,000,000 in fiscal 1993, $17,000,000 in fiscal 1994, and
$21,000,000 in fiscal 1995, representing approximately , 19%, 21%, and 23% of total net sales in each respective fiscal year. See Note 9 to the consolidated financial statements. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own distribution warehouses for sales and distribution of its products. Sales in neither of these two countries represented 10% or more of the Company's total annual sales for the latest three fiscal years.

     LEI Extras, Inc., a wholly-owned subsidiary, allows consumers to purchase by mail-order extended warranties for their sonar units and accessories that otherwise would be difficult to obtain. Because LEI Extras, Inc., is not intended to directly compete with retail outlets that carry the Company's products, the Company does not expect revenues from its mail-order operations to be significant.

     Sales to Wal-Mart Stores, Inc., accounted for 14% of the Company's net sales in each of fiscal years 1993, 1994, and 1995. The top ten customers, including Wal-Mart Stores, Inc., accounted for approximately 40%, 37%, and 35%, in 1993, 1994 and 1995, respectively, of the Company's net sales.

Inventories and Backlog
-----------------------

     The Company normally manufactures its products in anticipation of, and not in response to, customer orders and fills orders within a short period of time after receipt. Thus, the Company must maintain significant inventories of finished goods to permit it to fill orders promptly after receipt. The Company's receipt of orders generally peaks upon the introduction of a new product and during the peak sales months of January, February, March, and April. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     As of October 23, 1995, the Company's backlog of orders exceeded $10.7 million, including orders for new products which represented 39% of the backlog. Backlog is not necessarily comparable from year to year because of the significant impact on backlog resulting from the timing and pent-up demand for the introduction of the Company's new products each year. While the Company believes that the present backlog of orders is firm, the orders for its products are subject to cancellation without further obligation by the customer at any time prior to shipment.

Advertising and Promotion
-------------------------

     To support the sales of its products to wholesalers, mass merchandisers, mail-order catalog companies, and others, the Company actively promotes and advertises its products to fishermen and boat owners. The highly-technical nature of the Company's products makes education of the user an important aspect of the Company's promotional activities. Through educating and familiarizing the user with the practical benefits and use of sonar, the Company endeavors to create demand for its products.

     To satisfy this need, the Company utilizes a sales force of twenty-three full-time employees to promote its products worldwide. The sales force replaces the more traditional manufacturer's representative who may represent more than one brand or product. The sales personnel employed by the Company have the knowledge and time necessary to educate wholesalers, dealers, fishermen, and boat owners on sonar products and demonstrate the practical benefits of sonar. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at tackle and boat shows, and participate in store promotions, seminars, and talks.

     To supplement the sales force, the Company has a part-time independent sales group known as the "pro-staff". The pro-staff consists of approximately two hundred and fifty fishing professionals, tournament fishermen, and serious amateur fishermen trained and equipped by the Company to promote the Company's products at fishing tournaments, store promotions, club talks, seminars, and tackle and boat shows.

     The Company also advertises its products in newspapers and magazines and on television. In addition, the Company has a video department which produces and distributes video catalogs and buyer guides, specific instructional tapes, and sonar educational materials. Within such advertising expenditures are separate advertising programs designed specifically for the Lowrance line and the Eagle line.

     Public relations activities include a variety of press releases covering new products and feature stories highlighting use of sonar and navigational products; press trips, where products are demonstrated to members of the outdoor media; distribution of product photos and other technical support for writers and broadcasters.

     In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions, and contributions to environmental groups. In fiscal 1992, the Company became an official sponsor of the Bass Angler's Sportsman Society's (B.A.S.S.) professional tournament trail, replacing Techsonic Industries, Inc.; The Company continues to be the official sponsor of B.A.S.S. which is the nation's largest sportsman's organization with more than 550,000 active members. In addition to conducting the country's largest and best-known tournament trail, B.A.S.S. publishes four major national magazines and has more than 2,200 affiliated clubs through which the Company can strategically market its sonar and navigational products. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

Competition
-----------

Sonar and Sonar/GPS Combination Units-
-------------------------------------

     The Company encounters intense competition for its products from a number of domestic and foreign manufacturers. More than 300 brands of sonars have been offered to the consumer since the Company's formation in 1957. Presently, there are more than twenty-five competitors worldwide. Historically, the sonar market, as it relates to sonars marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. According to independent marketing research commissioned by the Company and issued in June 1992, the Company together with this competitor have, over the past several years, accounted for approximately 70% to 80% of sonar sales within this market segment in the United States. In this 1992 study, the Company's total market share (Eagle and Lowrance brands combined) was found to be higher than that of Techsonic. The Company continues to believe that the study results reflect current market conditions.

     Competition in the sports fishing and boating market for the Company's products is based upon a number of factors, including quality, technological development, performance, service, and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry.

Hand-held GPS Units -
---------------------

     The hand-held GPS market has expanded rapidly in the past twelve months. Target markets for these products include but are not limited to hunting, hiking, avionics and sport fishing. The market for hand-held GPS products is growing rapidly and is expected to surpass the size of the market for sonar products within the next year. The Company believes that it has captured less than 10% of this market to date.

     Two competing GPS companies currently dominate this market and the Company believes these two competitors combined control in excess of 70% of the hand-held GPS market. The primary reason for their success is that both companies are successfully marketing products retail priced at under $250. It is the Company's belief that these low-cost products are being produced outside of the United States to take advantage of lower labor costs. Both companies offer a range of higher priced products with more features including products specifically aimed at the avionics market. These companies presently do not compete with the Company in the manufacture or sale of sonar products.

     Currently, the Company offers one Eagle and one Lowrance hand-held product, both of which retail for approximately $399. The Company has introduced the Lowrance GlobalMap Sport which should begin shipping in fiscal 1996. This hand-held product combines the features found in its existing hand-held products with mapping capabilities similar to its permanent mount Global Map 1000 and 2000 and will retail for under $700. There are currently no other products on the market with these features at or below this price point.

     The Company has attempted to differentiate its products through quality, technological development, performance, price, and service. The Company believes its products offer a competitive advantage due to quality, technological advancement, and the wide range of features. This advantage results from the Company's long history of product innovation, such as Advanced Signal Processing
(ASP), fully waterproof sonar/Loran-C and sonar/GPS combination units, Grayline, interchangeable high-performance transducers and dual-frequency capability, and innovative features such as optional Broadview sonars, split screen sonar/navigational displays, mapping capabilities and programmable "windows".

     The Company has been an industry leader in offering advanced performance products at strategically acceptable price points. Further, the Company believes that its service programs, designed to rapidly respond to the customers' needs, along with the extended warranty programs covering both the Eagle and Lowrance lines, are the most comprehensive services available to the customer in the industry.

Product Research and Development
--------------------------------

     The Company's operations and competitive position are dependent to a large extent upon its ability to anticipate and react to the technological innovations inherent in its industry. The Company has been engaged in the development of sonars and the refinement of its existing sonar models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed a portable sonar capable of locating individual fish and their depths. Among other significant sonar advancements, the Company developed and patented an effective interface suppression system and interchangeable high speed transducers which permit operation of sonar at boat speeds of up to 70 miles per hour. The Company also introduced in 1979 a computer-controlled sonar with microprocessor chip and software allowing high speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high resolution and "Supertwist" high visibility liquid crystal displays. In 1989, the Company introduced the first fully waterproof sonar/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna coupler module. Advanced Signal Processing (ASP), a breakthrough in automatic sonar control developed in 1990, constantly evaluates the effect of varying water conditions, boat speeds, and interference sources, adjusting the sonar's many settings for optimum performance. Based on the Company's belief that the military's GPS would be the preferred method of navigation in the future, if it became affordable, the Company introduced six marine GPS products in 1992 with most at breakthrough price points. The SupraPro ID, a new sonar model for 1994 which retails for under $100, provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the Global Map 1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav Sport hand-held GPS product, which retails for under $400, revolutionized the GPS market in 1994 by offering users all the highly-detailed chart plotting features previously available only on larger and more costly gimbal-mounted GPS products at less than half the price. In 1995, the Company introduced its latest generation of "3D" sonar products, the ULTRA III 3D and the X-70A 3D which provide expansive underwater coverage and innovative "3D" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products offered the Company's new "Broadview" technology. By purchasing a "Broadview" accessory transducer (which can be installed on the transom or on a trolling motor), users can expand their sonar coverage to search out -- left or right -- to detect fish and cover down and outward from the boat. For 1996, the Company is introducing six new sonar products and three new GPS products, two with mapping capabilities. The GlobalMap Sport will incorporate the advanced mapping capabilities of the GlobalMap 2000 into a hand-held GPS product.

     Research and development expenditures of the Company were $2,693,000 in fiscal 1993, $2,574,000 in fiscal 1994, and $2,868,000 in fiscal 1995. The
Company plans additional development of its LCD sonars to increase performance and versatility and is conducting research and development into other marine electronic equipment utilizing technology with which it is familiar. Also, the Company intends to develop additional GPS products for use in marine and non-marine applications.

     To augment its continued investment in product research and development, the Company has invested in several new manufacturing and design technologies:
Surface Mount Technology (SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), and Liquid Crystal Display (LCD) assembly. These advanced technologies, which were essential to the development of the Company's new marine products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.

Manufacturing and Suppliers
---------------------------

     Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. Currently, the Company is manufacturing all of its transducers, connectors and cable assemblies in Ensenada, Mexico at the Company's 25,000 square foot leased manufacturing facility. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products, are an integral part of the Company's manufacturing process. The Company's current manufacturing facilities are sufficient to allow for some increases in production. However, it will need to make significant investments in fixed assets in order to greatly increase its production capacity and to produce its products for 1996. Accordingly, the Company expects its fiscal 1996 capital expenditures to exceed historical levels.

     Certain component parts of the Company's products are technologically advanced and/or specifically designed for the Company's use, and thus are presently available only through single-source suppliers, some of which are located in foreign countries. Certain other component parts are available from a number of suppliers, but the Company largely relies on single-source suppliers for these parts. Purchasing from a single source in these instances allows the Company to have more consistent quality in the component parts and to receive quantity discounts and permits the Company to establish long-standing relationships with its suppliers. The Company believes long-standing relationships lead to better performance by the Company's suppliers by shortening delivery time, improving quality, and fostering a better understanding of and adaptation to the nature of the Company's needs and the suppliers' capabilities.

     With respect to plastic component parts, such as housings for sonars, the Company, because of the expense, generally maintains only one mold for each plastic part. Although typically the Company owns each mold and could move it to another supplier, the Company is limited to one supplier at a time.

     The Company has never experienced a substantial interruption in product shipment resulting in the loss of any material amount of sales due to unavailability of or delay in receiving component parts. However, if for any reason (such as a protracted strike, war, fire, explosion, or wind damage affecting production at the supplier's manufacturing plant or import restrictions or a damaged or destroyed mold or a supplier being unable to obtain certain raw materials necessary to produce component parts), certain critical component parts were to become unavailable or the shipment of such parts were to be substantially delayed, such unavailability or delay could materially and adversely affect the Company's ability to produce its products on a timely basis until an alternative source of supply or a replacement mold could be made available. This could adversely affect the Company's results of operations. The use of alternate components may, in some cases, require the Company to redesign other components or its sub-assemblies and the Company could experience manufacturing delays. The extent of the impact upon the Company's sales and earnings would depend upon the products affected and the time of year of the interruption.

     To protect against interruptions and loss of sales, the Company maintains a limited amount of safety inventory of component parts and some insurance coverage against loss of supply. The Company limits the amount of safety stock to avoid the cost of carrying raw material inventory and problems associated with obsolescence. To further protect against interruptions, the Company is selective of its suppliers, and with limited exceptions, relies upon those who are substantial in size, financial strength, background, and experience.

Product Warranty and Support Services
-------------------------------------

     Substantially all of the Company's products are sold with a full one-year warranty. The Company offers the consumer the right to extend the warranty for an additional two years on sonar products by purchasing an extended warranty package. Warranty expenses have averaged approximately 2.0% of sales during the last three fiscal years. The Company emphasizes service after the sale in connection with its products by providing a prepaid, pre-addressed shipping label packed with each unit for use by the consumer located in the United States electing to return the unit to the Company for warranty or non-warranty repairs. The Company guarantees a three-day in-house turnaround on units sent in for repair. Warranty and non-warranty repairs are available from the Company's plant in Tulsa, Oklahoma, and from sixteen "depo" centers throughout the United States and from dealers and distributors in forty-one foreign countries.

Patents and Trademarks
----------------------

     Since 1970, the Company has obtained thirty-four patents expiring at various dates from 1987 through 2009. Since 1970, ten design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's accounts receivable and inventory line of credit financing. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

     Notwithstanding the number of patents it has obtained, the Company believes that its technical and proprietary expertise and continuation of technological advances are more important factors to the protection of its ongoing proprietary interests and markets than its patents. However, the Company will under certain limited circumstances continue to file patent applications to insure its products remain protected from attack from competitors.

     The Company has registered twenty-three trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle", with an accompanying logo and has additional trademark applications filed.

Employees
---------

     As of July 31, 1995, the Company employed 791 persons on a full-time basis of whom approximately 586 were involved in manufacturing and materials. Of the 586 full time employees involved in manufacturing and materials, 439 employees are located in the Company's headquarters in Tulsa, Oklahoma and 147 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 205 employees were engaged in research and development, sales and marketing, and administration. During the year, the Company utilizes temporary workers to allow it to adjust its workforce as its production needs change. At July 31, 1995, approximately 100 of such workers were engaged by the Company which are included in the above amounts. Additionally, the Company retains, on a part-time basis, over 250 independent contractors, the "pro-staff", that assist in promoting its products.

     The Company has never experienced a work stoppage, and none of its employees are represented by a union. Management considers its employee relations to be excellent.


Item 2.   Properties
-------   ----------

     The Company maintains its offices and manufacturing and warehouse facilities at 12000 East Skelly Drive, Tulsa, Oklahoma, 74128. The Company's Tulsa facilities are located on approximately 23 acres of land and consist primarily of a masonry building containing approximately 116,000 square feet of floor space, of which 47,000 square feet are used for manufacturing operations, 24,000 square feet for warehousing, and 45,000 square feet for office and laboratory space.

     The Company, through its Mexican subsidiary, leases a manufacturing facility in Ensenada, Mexico. The facility has approximately 25,000 square feet, and the Company uses this facility to manufacture most of its high volume transducer and cable assemblies.

     The Company also leases a 79,000 square foot facility for warehousing and shipping in Tulsa, Oklahoma and 2,500 square feet and 3,500 square feet of warehousing, shipping and office space in Australia and Canada, respectively.

     The Company believes that its facilities and equipment are well suited to its needs and are properly maintained. While the Company's current manufacturing facilities are sufficient to allow for some increases in production, it will however, need to make significant investments in fixed assets to greatly increase its production capacity and to produce its new products for 1996. Accordingly, the Company expects its fiscal 1996 capital expenditures to exceed historical levels. The facilities and equipment are believed to be operating in substantial compliance with all current regulations. All the facilities and equipment are, in the opinion of the Company, adequately insured.

Item 3.   Legal Proceedings
-------   -----------------

None presently. However, the Company incorporates by reference disclosures on three Form 10Q's in Item 1, Part II, filed with the Commission on March 15, 1994, June 15, 1994 and December 15, 1994, as well as in Item 3 of Part I of the Company's Form 10K filed on October 31, 1994, and Item 5 of the Company's Form 8K filed with the Commission on January 11, 1995 which disclosed the filing of the lawsuit on November 12, 1993, alleging patent infringement against the Company in the United States District Court for the District of Idaho in a case styled as Computrol, Inc., an Idaho corporation, Plaintiff v. Lowrance
          ------------------------------------------------------------
Electronics, Inc., a Delaware corporation d/b/a Eagle Electronics, Inc.,
------------------------------------------------------------------------
Defendant, Case No. 93-0439 S HLR (the "Lawsuit") and the settlement of the
---------
Lawsuit on January 10, 1995. The Company entered into a Settlement Agreement with Computrol, Inc. ("Computrol") on January 10, 1995, whereby the Company paid four settlement payments to Computrol aggregating $1,000,000. Settlement payments were made on January 10, 1995, March 15, 1995, and June 30, 1995. The Company received a full and complete release from Computrol, with each party to pay its own costs and attorneys' fees. The Company also entered into a License Agreement as part of the Settlement Agreement on January 10, 1995, whereby for a one-time license fee of $100,000 paid by the Company, the Company is free to use Computrol's '912 Patent in connection with any new side-scanning product the Company might introduce in the future or the Company's ScanPac, which the Company elected to voluntarily cease manufacturing as an accessory on October 31, 1994. As a result of the foregoing settlement, all litigation between the Company and Computrol was terminated.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------


     None.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

     As of October 23, 1995, the Company had more than 400 holders of record of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's inventory and accounts receivable line of credit agreement prohibits the payment of dividends without prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

     The Company's Common Stock is traded in the over-the-counter market and is listed with the NASDAQ National Market System under the NASDAQ symbol of "LEIX". The table below reflects the high and low trade prices for each of the Company's fiscal quarters for the latest two fiscal years. The trade prices reflect inter-dealer prices, without retail mark up, mark down, or commission and do not necessarily represent actual transactions.

                                         1994                        1995
                                  -----------------           -----------------
                                   High       Low              High        Low
                                     $         $                 $          $
                                  -----------------           -----------------
     1st Quarter                   6 1/2     3 1/2             5 3/4     3 1/4
     2nd Quarter                  11 1/2     6                 6 1/4     3 3/4
     3rd Quarter                   9 1/2     6 1/4             7         5 1/4
     4th Quarter                   7 1/2     4 3/4             7 1/4     5

Item 6.   Selected Financial Data
-------   -----------------------

     The selected financial information shown below has been extracted from the consolidated financial statements included elsewhere in this report and from other financial information of the Company not appearing herein. The balance sheet information is presented as of the end of the fiscal years shown. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

                                                Years Ended July 31,
                             ---------------------------------------

                               1991        1992       1993       1994        1995
                             --------    --------   --------   --------    --------
                              (in thousands, except per share amounts)
Operating Data:
  Net sales                  $ 53,586    $ 68,373   $ 79,634   $ 81,250    $ 91,116
  Gross profit               $ 16,397    $ 24,965   $ 28,182   $ 25,330      31,069
  Income (loss) before
    income taxes and
    extraordinary credit     $( 2,722)   $  2,697   $  4,423   $ (1,663)      2,061
  Extraordinary credit       $    -      $    863   $    -     $    -           -
  Net income (loss)          $( 2,442)   $  2,501   $  3,000   $   (672)      1,422

Per Share Data:
  Weighted average number
    of shares outstanding       3,416       3,416      3,403      3,350       3,352

  Income (loss) before
    extraordinary credit     $   (.72)   $    .48   $    .88   $   (.20)        .42
  Extraordinary credit            -           .25        -          -           -
                              --------    -------    -------    -------     -------

  Net income (loss)          $   (.72)   $    .73   $    .88   $   (.20)   $    .42

Balance Sheet Data:
  Working capital            $  9,861    $  8,122   $ 11,090   $ 12,872    $ 14,777
  Total assets               $ 22,406    $ 24,391   $ 28,376   $ 35,028    $ 40,228
  Long term debt, less
    current maturities       $  9,018    $  3,452   $  5,269   $  9,379    $  9,975
  Stockholders' equity       $  7,535    $ 10,036   $ 12,630   $ 11,991    $ 13,452

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

     The following table sets forth for the periods indicated the relative percentages that certain items of income and expense bear to net sales:

                                               Years Ended July 31,
                                         ------------------------------
                                           1993       1994       1995
                                         --------   --------   --------
                                             (percent of net sales)
     Net sales                           100.0%     100.0%     100.0%
     Cost of sales                        64.6       68.8       65.9
                                         -----      -----      -----

          Gross profit                    35.4       31.2       34.1

     Operating expenses:
       Selling and administrative         23.9       27.0       24.2
       Research and development            3.4        3.2        3.2
       Unusual Item                         -          -         1.2
                                         -----      -----      -----

          Operating income                 8.1        1.0        5.5

     Interest expense                     (1.1)      (1.5)      (1.7)
     Other, net                           (1.4)      (1.5)      (1.5)
                                         -----      -----      -----

     Income (loss) before income
       taxes                               5.6       (2.0)       2.3
     Provision (benefit) for
       income taxes                        1.8       (1.2)        .7
                                         -----      -----      -----

     Net income (loss)                     3.8        (.8)       1.6
                                         =====      =====      =====

     Demand for the Company's products is seasonal with approximately 35% to 40% of its sales and a majority of its net income usually occurring in the third quarter (February, March, and April). During this period, the Company's customers purchase the Company's products so that the products will be available to sport fishermen and recreational boat owners for the peak fishing and boating season. Generally, with the exception of the third quarter, quarterly results are dependent on the timing and acceptance of new product introductions, advertising, and product availability, and as such, the Company does not experience any consistent quarterly trends for those three quarters.

     The following table sets forth the quarterly results for the past three fiscal years:

   Years Ended July 31                  Sales            Net Income (Loss)
--------------------------      -------------------    --------------------
                                           (dollars in thousands)
          1993
          ----
First Quarter (Aug.-Oct.)       $ 11,188      14.0%    $   (743)     (24.7)%
Second Quarter (Nov.-Jan.)        19,042      23.9          (20)       (.7)
Third Quarter (Feb.-Apr.)         31,067      39.0        2,859       95.3
Fourth Quarter (May-July)         18,337      23.1          904       30.1
                                 -------     -----      -------      -----

     Total for Year             $ 79,634     100.0%    $  3,000      100.0%
                                 =======     =====      =======      =====

          1994
          ----
First Quarter (Aug.-Oct.)       $ 12,176      15.0%    $ (1,076)   (159.1)%
Second Quarter (Nov.-Jan.)        18,583      22.9          (88)    (13.1)
Third Quarter (Feb.-Apr.)         31,614      38.9          966     143.8
Fourth Quarter (May-July)         18,877      23.2         (474)    (71.6)
                                 -------     -----      -------     -----

     Total for Year             $ 81,250     100.0%    $   (672)   (100.0)%
                                 =======     =====      =======     =====

          1995
          ----
First Quarter (Aug.-Oct.)       $ 14,215      15.6%    $ (1,203)    (84.6)%
Second Quarter (Nov.-Jan.)        25,417      27.9          445      31.3
Third Quarter (Feb.-Apr.)         32,151      35.3        2,181     153.3
Fourth Quarter (May-July)         19,333      21.2           (1)      0.0
                                 -------     -----      -------     -----

     Total for Year             $ 91,116     100.0%    $  1,422     100.0%
                                 =======     =====      =======     =====

     Demand for the Company's products is also subject to the rapidly changing technological environment of consumer electronics. If the Company fails to anticipate technological innovations advanced by its competitors and introduces technologically competitive products, demand for the Company's products will diminish. In each of the past three fiscal years, new product sales have accounted for 25% to 50% of total sales.

     Sales of the Company's products are affected by adverse changes in economic conditions, increased oil prices or adverse weather conditions. The Company believes that the lower-priced and easier to use LCD sonar products available in recent years have attracted an increasing number of less serious fishermen to the marketplace who are more likely to reduce their purchase of sonar products during adverse economic conditions and /or prolonged adverse weather conditions. Accordingly, the Company's future sales could be adversely affected by a reduction in consumer spending or by a decline in recreational boating and sport fishing, resulting from significant increases in oil prices.

     The Company's production of its products is scheduled on the basis of sales forecasts rather than actual orders. Products are designed and manufactured and parts are ordered in advance of the peak sales period so that products can be shipped within days of receipt of customers' orders. The Company's profitability is largely dependent upon its ability to accurately forecast and plan for market demand for its products in advance of the peak selling season and to meet the demand of the peak sales months with technologically acceptable products at acceptable prices.

     The Company begins planning for sales during each fiscal year in February or March of the preceding year. The planning includes the preparation of an annual sales forecast for the upcoming fiscal year. The forecast is reviewed by the Company at least monthly, and if necessary, the forecast is revised. The forecast of products must allow time for ordering raw materials and parts, which may take as long as five months for delivery following the Company's order, and for manufacturing so that the Company has a build-up of finished goods inventory sufficient to meet demand prior to the peak sales months. Failure by the Company to accurately forecast market trends, introduction of technological advancements, or the demand for particular models can result in a build-up of raw material and finished goods inventory that is obsolete or must be liquidated at reduced prices. The build-up of raw material and finished goods inventory in anticipation of orders during the peak selling season, the cash outlays required to purchase tooling to manufacture new products, together with extended payment terms of up to 120 days offered by the Company, results in a significant increase in working capital requirements from a low in June through August to a high in September through December.

     The Company uses a Material Requirements Planning system to control inventory by eliminating stock piling and by utilizing a continuous flow method of manufacturing. Under the continuous flow method of manufacturing, parts and supplies are ordered and scheduled for purchase and delivery only at such time as they are expected to be needed in the manufacturing process. The Material Requirements Planning also results in a reduction of the Company's safety stock and a shorter manufacturing cycle.

     The following discussion and analysis relate to factors that have affected the financial condition and operating results of the Company for fiscal years 1993 through 1995. Reference should also be made to the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations
---------------------

     Net Sales
     ---------

          Net sales for fiscal 1995 increased 12% over fiscal 1994. Unit sales, which include sonar units, combination sonar/navigation units, and stand-alone navigation units, increased 6% and the average price per unit increased 6%.

          When comparing fiscal 1995 to 1994, unit sales increased primarily due to: 1) an increase in sales of substantially all of the Company's Lowrance sonar and sonar/navigation combination units which are sold primarily through boat and motor dealers, 2) higher sales of units to OEM's and 3) increased sales of the Company's GPS products. Increased sales of Lowrance models and increased sales to OEM's can be attributed to continued strong demand for new boats in the United States. The increased sales of Lowrance products were offset by a decrease in certain of the Company's Eagle products. The decline in Eagle units results from competitive factors and an unusually cool and wet spring and early summer in a large number of the Company's markets. The Company feels that Eagle product sales are more susceptible to the effects of adverse weather during the peak selling season.

          The 1995 average selling price increased 6% when compared to 1994 due primarily to the increased sales of Lowrance products, which generally carry higher prices and the corresponding decrease in Eagle sales which generally carry lower prices. Also, increased sales of GPS products contributed to the increase in the average selling price between years.

          Net sales for fiscal 1994 increased 2% over fiscal 1993. Unit sales, which include sonar units, combination sonar/navigation models, and stand-alone navigation units, increased 7%, and the average price per unit decreased by 3.4%.

          When comparing fiscal 1994 to 1993, unit sales increased due to: (1) an increase in sales of the highest priced (over $350 retail) Lowrance products which are sold at retail primarily through boat and motor dealers;
     (2) higher sales of units to OEM's, and (3) sales of a new hand-held GPS product. Increased sales of the highest priced Lowrance models and increased sales to OEM's can be attributed to increasing demand for new boats in the United States.

          The 1994 average selling price per unit decreased 3.4% when compared to 1993 due primarily to price reductions made on several models in response to competitive market factors.

     Gross Profit
     ------------

          The gross profit margin increased to 34.1% in fiscal 1995 from 31.2% in 1994 due primarily to: 1) the shift in mix of units sold to the Lowrance units which generally carry higher prices and corresponding higher margins and, 2) the Company's 1995 product offering, which began shipping in volume in the second quarter of 1995, generally carried higher overall margins than the 1994 product offering. This margin differential was enhanced by volume increases and increased manufacturing efficiencies.

          The gross profit margin decreased to 31.2% in fiscal 1994 from 35.4% in 1993 due primarily to the 3.4% decline in the average selling price per unit as discussed above without a corresponding cost decrease.

     Operating Expenses
     ------------------

          Operating expenses, comprised of selling, administration and research and development expenses, as a percent of net sales, decreased from 30.2% in fiscal 1994 to 28.6% in 1995. Total costs increased $1,523,000. The major factors contributing to this increase were 1) the $1,100,000 unusual item related to the settlement Agreement and License Agreement with Computrol reached on January 10, 1995, 2) other variable selling expenses, such as freight-out and products returns cost, were up approximately $800,000 due to increased volumes, and 3) research and development expenditures were up $294,000 due to the Company's continuing efforts to develop new products. Expense reductions in sales and marketing partially offset the effects of the above increases.

          Operating expenses, as a percent of net sales, increased from 27.3% in fiscal 1993 to 30.2% in 1994. Total costs increased $2.8 million. The major factors contributing to this increase in cost were: (1) increased marketing, advertising, and promotional expenses incurred to promote the Company's new GPS products, to expand international distribution networks, and in response to competitive pressures in the marketplace ($2,340,000 - 29.6% increase) and (2) increased freight out and shipping costs resulting from higher unit sales and expanding foreign markets ($404,000 - 33%).

     Interest Expense
     ----------------

          Interest expense in fiscal 1995 increased by $317,000 from 1994 due to an increase in the Company's effective interest rate as the prime rate, to which most of the Company's borrowings are tied, was increased several times.

          Interest expense in fiscal 1994 increased when compared to fiscal 1993 due to higher average borrowings on the Company's revolving line of credit ($3.6 million). The higher borrowings resulted from higher inventory levels and the net loss incurred in fiscal 1994. The effective interest rate in 1994 was approximately the same as the effective rate in fiscal 1993.

     Income Taxes
     ------------

          Effective August 1, 1993, the Company changed its method of accounting for income taxes to adopt Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of the change in accounting principle was determined to be immaterial at that date.

          The effective tax rate for fiscal 1993, 1994, and 1995 was 32.2%, (59.6)%, and 31%, respectively. For Fiscal 1995, the effective tax rate is less than the statutory federal tax rate of 34% due primarily to the research and development credit offset by state income tax provisions. The effective rate for fiscal 1994 was positively impacted due to the realization of tax benefits from the research and development credit, the recognition of foreign tax loss carryforwards, and state income tax credits. For fiscal 1993, the tax provision is less than the statutory Federal tax rate of 34% due primarily to the tax benefit from the research and development credit.

     Income/(Loss)
     -------------

          Net income (loss), as a percentage of net sales, was 1.6% in fiscal 1995, (.8%) in fiscal 1994, and 3.8% in fiscal 1993. The higher percentages in 1995 and 1993 were primarily the result of higher gross margin percentages during both of those years combined with increased operating expenses as a percentage of net sales in fiscal 1994. As noted under "Results of Operations", the margin declines in 1994 were the result of price reductions and certain of the operating expense increases in 1994 were made in response to competitive market conditions. Management believes that these actions were essential in order to ensure the long-term viability of the Company, and for the most part, achieved the desired results.

Liquidity and Capital Resources
-------------------------------

          The Company's working capital needs increase in the fall and winter months as the Company manufactures and stockpiles its products for the peak sales months of January, February, March, and April. Also, the days outstanding in the Company's accounts receivable increase in the off-season due to favorable purchase terms offered to customers in order to stimulate sales during these slow periods.

          The Company's primary sources of liquidity are cash flow from operations, an accounts receivable and inventory line of credit, and lease financing. The line of credit allows the Company to borrow up to 85% of its qualifying accounts receivable, 30% of qualifying raw materials inventory, and 60% of qualifying finished goods inventory. Borrowings for inventory, however, are limited to $10,000,000. A yearly lease line of credit is usually established to finance the acquisition of qualifying equipment and certain other assets.

          Traditionally, the Company's near-term liquidity is at its lowest during the period September through December due to limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, and extended payment terms offered to customers to stimulate sales during the seasonally slow period. As previously described, it is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months. By the end of the second quarter with the historical increase in sales, the Company's sources of liquidity begin to improve.

          For the foreseeable future, these sources discussed above should satisfy the Company's financing needs. At July 31, 1995, there were approximately $2.5 million of additional borrowings available under the Company's revolving line of credit. This additional availability was depleted in early August 1995. As is consistent with prior years, management expects to be at maximum borrowing limits through the first two quarters of fiscal 1996. Because the line of credit will be at its maximum levels during this period, the Company must delay payments to vendors during these months. Delays in payments to vendors were and continue to be more severe than normal for 1995 and early 1996 primarily as the result of increased inventory levels discussed below. Management does not anticipate any significant long-term negative effects, as most vendors have supplied the Company for several years and realize that seasonality plays a significant role in the timing of payments from the Company.

          In fiscal 1995, net cash provided by operating and financing activities was used to finance capital additions (not financed by leases) of $1.3 million. Cash flows provided by financing activities for fiscal 1994 were used to finance capital additions (not financed by leases) of $2 million and to provide funds consumed in operating activities of $1.2 million. Cash flows from operating activities for fiscal 1993 of $4.1 million were used primarily to finance capital additions (not financed by leases) of $2.2 million and to reduce outstanding borrowings by $1.9 million.

     Working Capital
     ---------------

          The Company's working capital ratio was 2.0 at July 31, 1994 and 1.9 at July 31, 1995.

          Inventory levels at July 31, 1995 are up $5.1 million or 40% from July 31, 1994. The increase in inventory levels can be attributed to 1) an unexpected softening of sales at retail which occurred in the late spring/early summer months of fiscal 1995. Sales levels to this point in 1995 were significantly ahead of 1994 levels. With long lead times on certain raw material parts, it proved difficult to delay shipments of materials from vendors on short notice. It is believed that the softening of sales resulted from adverse weather conditions and hints of a general economic slow-down. 2) A worldwide shortage of certain key raw material parts developed during 1995. The Company purchases common parts used in the computer and cellular phone industries. The Company was forced to continue receiving certain "allocated" materials after the sales levels fell off or run the risk of not being able to secure parts in the future. 3) Overall sales levels have increased and distribution channels have changed necessitating the general need to carry higher inventory levels and 4) The Company has "level-loaded" production from its Mexican manufacturing facility which causes higher inventory levels at year-end.

          The Company does not expect substantial realization problems with this inventory. Management expects lower inventory levels in fiscal 1996 compared to fiscal 1995.


     Long-Term Debt and Revolving Credit Agreement
     ---------------------------------------------

          During October, 1995 the Company's $26.5 million accounts receivable and inventory line of credit and its associated $3.5 million term loan were amended. Significant provisions of the amendment include: 1) The due date was extended to December 1998 from December 1996; 2)The interest rate for the revolver was reduced from prime plus 1.00% to prime plus .75%; and 3) The term loan was funded to its original $3.5 million amount with monthly principal payments of $23,167 plus interest at prime plus 1.5%. Additional principal payments of $500,000 will be due on May 31, 1996 and May 31, 1997 with the remaining principal due in December 1998. In addition to the financing described above, the Company has arranged a $2.5 million lease line to finance its qualifying capital additions during fiscal 1996.

     Capital Expenditures
     --------------------

          Capital expenditures were $3,191,000, $4,221,000, and $2,461,000 for the years ended July 31, 1993, 1994, and 1995, respectively. Of the fiscal 1995 total, approximately $1.5 million is related to tooling, molds, dies, and equipment to design and manufacture the Company's products.

Effects of Inflation
--------------------

     A significant portion of the Company's cost and expenses consist of materials, supplies, salaries, and wages that are impacted by inflation. Due to the intense market pressures on prices, the Company does not believe that it will be able to pass on inflationary increases in its selling prices. Accordingly, the Company concentrates on changes in design, manufacturing process, material scheduling, and sourcing to help contain costs. The Company does not expect that the effects of inflation will have a significant impact on its profitability in the near future. Additionally, a significant portion of the Company's raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.

Outlook
-------

     The Company anticipates continued profitability in fiscal 1996, primarily as the result of continuing strong economic and market conditions, market acceptance of the Company's 1996 product offering which includes nine new models, and steps taken to improve gross margins and reduce operating expenses. However, because of the dynamic environment in which the Company operates, one or more key factors which are discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.


Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

     The consolidated financial statements and supplementary data are indexed in
Item 14 hereof.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosures
          ---------------------

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting.


Item 11.  Executive Compensation
--------  ----------------------

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1995 annual meeting.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

   (a)  Financial Statements, Schedules, and Exhibits:
        ---------------------------------------------

                                                                             Page
                                                                             ----
        1. Consolidated Financial Statements and Schedules:

              Index to Consolidated Financial Statements                     F-1

              Report of Independent Public Accountants                       F-2

              Consolidated Balance Sheets - July 31, 1994 and 1995           F-3

              Consolidated Statements of Income (Loss) for the Years
                 Ended July 31, 1993, 1994, and 1995                         F-4

              Consolidated Statements of Stockholders' Equity for the
                 Years Ended July 31, 1993, 1994, and 1995                   F-5

              Consolidated Statements of Cash Flows for the Years
                 Ended July 31, 1993, 1994, and 1995                         F-6

              Notes to Consolidated Financial Statements
                 for the Years Ended July 31, 1993, 1994, and 1995           F-7

              Schedules for the Years Ended July 31, 1993, 1994, and 1995

                 II - Valuation and Qualifying Accounts                     F-15

           Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

        2. Exhibits:

           3.1 Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           3.2 By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           4.1 Shareholders' Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

           4.2 First Amendment to Shareholders' Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

           4.3 Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           10.1 1986 Incentive Stock Option Plan of the Company previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           10.2     Lowrance Retirement Plan and Trust previously filed as
                    Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           10.3     Form of Distributor Agreements previously filed as Exhibit
                    10.4 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           10.4     Form of Service Center Agreement previously filed as Exhibit
                    10.5 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

           10.5 Credit Agreement dated April 27, 1989, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.8 to the Company's 1989 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.6 Promissory note dated April 27, 1989, by the Company in favor of Norwest Leasing, Inc., previously filed as Exhibit
                    10.7 to the Company's 1989 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.7 1989 Stock Option Plan of the Company previously filed as Appendix A to the Company's Proxy Statement for its Annual Meeting of Stockholders held on December 12, 1989, which is incorporated herein by reference thereto.

           10.8 First, Second, and Third Amendments to Credit Agreement dated April 27, 1989, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.8 to the Company's 1990 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.9 Fourth and Fifth Amendments to Credit Agreement dated April 27, 1989, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.9 to the Company's 1992 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.10 Sixth Amendment to Credit Agreement dated March 17, 1993, by and between the Company and Norwest Business Credit, Inc., which is incorporated herein by reference thereto.

           10.11 Seventh Amendment to Credit Agreement dated October 21, 1993, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.11 to the Company's 1993 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.12 Eighth Amendment to Credit Agreement dated September 29, 1993, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.12 to the Company's 1993 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.13 Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., filed herewith.

           10.14 Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), filed herewith.

           10.15 Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), filed herewith.

           10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), filed herewith.

           10.17 Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), filed herewith.

           10.18 Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, filed herewith.

            10.19 First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), filed herewith.

            22.1     Subsidiaries of the Company previously filed as Exhibit
                     22.1 to the Company's 1993 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

            22.12    Subsidiaries of the Company, filed herewith.

(b)  Reports on Form 8-K:
     -------------------

     No reports on Form 8-K were filed for the three months ended July 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOWRANCE ELECTRONICS, INC.


DATE:      October 27, 1995               BY:/s/ Darrell J. Lowrance
       -------------------------             ---------------------------------
                                              Darrell J. Lowrance,
                                              President and
                                              Chief Executive Office9


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
------------------------
Darrell J. Lowrance        President, Chief Executive         October 27, 1995
                           Officer, and Director
                           (Principal Executive Officer)


/s/ Mark C. Wilmoth
------------------------
Mark C. Wilmoth            Vice President of Finance and      October 27, 1995
                           Chief Financial Officer
                           (Principal Financial Officer and
                           Principal Accounting Officer)


/s/ Alpo F. Crane
------------------------
Alpo F. Crane              Director                           October 27, 1995



/s/ Willard P. Britton
------------------------
Willard P. Britton         Director                           October 27, 1995



/s/ Peter F. Foley, III
------------------------
Peter F. Foley, III        Director                           October 27, 1995



/s/ Ronald G. Weber
------------------------
Ronald G. Weber            Senior Vice President of           October 27, 1995
                           Engineering and Director


/s/ Robert F. Biolchini
------------------------
Robert F. Biolchini        Secretary and Director             October 27, 1995

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
---------------------------------------------------------------------

Report of Independent Public Accountants                          F-2

Consolidated Balance Sheets - July 31, 1994 and 1995              F-3

Consolidated Statements of Income (Loss) for the Years
  Ended July 31, 1993, 1994, and 1995                             F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1993, 1994, and 1995                       F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1993, 1994, and 1995                                   F-6

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 1993, 1994, and 1995                                   F-7



                             Supplemental Schedule
                             ---------------------


Schedule II - Valuation and Qualifying Accounts
  for the Years Ended July 31, 1993, 1994, and 1995               F-15

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of LOWRANCE ELECTRONICS, INC., (a Delaware corporation) and subsidiaries as of July 31, 1994 and 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc., and subsidiaries as of July 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP



Tulsa, Oklahoma
September 29, 1995

                          LOWRANCE ELECTRONICS, INC.
                           -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------


                                                              JULY 31,
                                                        ------------------
                                                         1994         1995
                                                        -----       ------
                                                         (in thousands)
CURRENT ASSETS:
  Cash and cash equivalent                            $   976      $   643
  Trade accounts receivable, net of reserves
   of $483,000 in 1994 and $480,000 in 1995             9,158       10,665
  Inventories (Note 2)                                 12,878       17,976
  Prepaid income taxes                                  1,351        1,326
  Prepaid expenses                                        708          479
  Income tax refund receivable                          1,066            -
                                                      -------      -------
       Total current assets                            26,137       31,089

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)            8,744        8,691

OTHER ASSETS                                              147          448
                                                      -------      -------
                                                      $35,028      $40,228
                                                      =======      =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt               $  2,857     $  3,499
  Accounts payable                                      5,670        7,494
  Accrued liabilities:
   Compensation and benefits                            2,203        2,418
   Product costs                                        1,503        1,656
   Other                                                1,032        1,245
                                                      -------      -------
       Total current liabilities                       13,265       16,312
                                                      -------      -------

DEFERRED INCOME TAXES                                     393          489
                                                      -------      -------

LONG-TERM DEBT, less current maturities
  (Note 3)                                              9,379        9,975
                                                      -------      -------


STOCKHOLDERS' EQUITY, per accompanying
  statements (Note 5):
  Preferred stock, 300,000 shares authorized,
   none issued                                              -            -
  Common stock, $.10 par value, 10,000,000
   shares authorized, 3,352,458 shares issued             335          335
  Paid-in capital                                       5,600        5,600
  Retained earnings                                     6,239        7,661
  Foreign currency translation adjustment                (183)        (144)
                                                      -------      -------
       Total stockholders' equity                      11,991       13,452
                                                      -------      -------
                                                     $ 35,028     $ 40,228
                                                      =======       ======

   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------

                                               FOR THE YEARS ENDED JULY 31,
                                         -------------------------------------------
                                               1993          1994            1995
                                             --------      ---------       ---------
                                          (in thousands, except per share amounts)
NET SALES                                    $ 79,634      $ 81,250       $ 91,116
COST OF SALES                                  51,452        55,920         60,047
                                              -------       -------        -------

 Gross profit                                  28,182        25,330         31,069
                                              -------       -------        -------

OPERATING EXPENSES:
 Selling and administrative                    19,056        21,966         22,095
 Research and development                       2,693         2,574          2,868
 Unusual Item (Note 12)                             -             -          1,100
                                              -------       -------        -------

  Total operating expenses                     21,749        24,540         26,063
                                              -------       -------        -------

 Operating income                               6,433           790          5,006
                                              -------       -------        -------

OTHER EXPENSES:
 Interest                                         896         1,264          1,581
 Other                                          1,114         1,189          1,364
                                              -------       -------        -------

  Total other expenses                          2,010         2,453          2,945
                                              -------       -------        -------

INCOME (LOSS) BEFORE INCOME TAXES               4,423        (1,663)         2,061
                                              -------       -------        -------

PROVISION (BENEFIT) FOR INCOME
 TAXES (Note 7)                                 1,423          (991)            639
                                              -------       -------         -------

NET INCOME (LOSS)                            $  3,000      $   (672)      $   1,422
                                              =======       =======         =======

NET INCOME (LOSS) PER COMMON SHARE (Note 5)  $    .88      $   (.20)      $     .42
                                              =======       =======         =======

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 5)                    3,403         3,350           3,352
                                              =======       =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1993, 1994, AND 1995
               -------------------------------------------------
                                   (NOTE 5)
                                   --------

                                                                     Foreign
                                                                     Currency
                              Common Stock    Paid-In   Retained   Translation
                            ----------------
                            Shares   Amount   Capital   Earnings    Adjustment
                            -------  -------  --------  ---------  ------------
                                              (in thousands)
Balance -
  July 31, 1992              3,416   $  342   $ 5,783    $ 3,911     $    -
Net income                     -         -        -        3,000          -
Repurchase and
  retirement of stock          (69)      (7)     (194)       -            -
Foreign currency
  translation adjustment       -         -        -          -          (205)
                             -----    -----     -----      -----      ------

Balance -
  July 31, 1993              3,347      335     5,589      6,911        (205)
Net loss                       -         -        -         (672)         -
Exercised options                5       -         11        -            -
Foreign currency
  translation adjustment       -         -        -          -            22
                             -----    -----     -----      -----      ------

Balance -
  July 31, 1994              3,352      335     5,600      6,239        (183)
Net Income                     -         -        -        1,422          -
Foreign Currency
  translation adjustment       -         -        -          -            39

Balance -                    -----    -----     -----      -----      ------
  July 31, 1995              3,352   $  335   $ 5,600    $ 7,661     $  (144)
                             =====    =====    ======     ======      ======



 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Note 8)

                                                    FOR THE YEARS ENDED JULY 31,
                                            ----------------------------------------
                                                     1993        1994        1995
                                                  ----------  ----------  ----------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  3,000   $   (672)     1,422
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation                                     1,692      2,212      2,480
    Gain on sale of fixed assets                       (16)        (1)        (8)
  Change in operating assets and liabilities:
    Increase in trade accounts
      receivable                                      (263)      (861)    (1,507)
    Increase in inventories                         (1,949)    (1,808)    (5,098)
    Decrease (increase) in
      income tax refunds receivable                    120     (1,066)     1,066
    (Increase)Decrease in prepaid expenses
      and prepaid income taxes                        (314)      (559)       254
    Decrease (increase) in other assets                  4         80       (301)
    Increase in accounts payable and
      accrued liabilities                              994      1,857      2,405
    Increase (decrease) in other liabilities           839       (365)       135
                                                   -------    -------    -------

   Net cash provided by (used in)
     operating activities                            4,107     (1,183)       848
                                                   -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (2,179)    (2,018)    (1,346)
  Proceeds from sale of property, plant
    and equipment                                       16          1          8
                                                   -------    -------    -------

  Net cash used in investing activities             (2,163)    (2,017)    (1,338)
                                                   -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                  73,871     81,918     91,257
  Borrowings under term loan                           -        3,500        -
  Repayments of borrowings under lines of
    credit                                         (74,443)   (78,188)   (89,477)
  Principal payments on term loans and
    capital lease obligations                       (1,088)    (3,600)    (1,623)
  Repurchase of common stock                          (200)       -          -
  Additional common stock issued                       -           11        -
                                                   -------    -------    -------

    Net cash provided by (used in)
       financing activities                         (1,860)     3,641        157
                                                   -------    -------    -------

    Net increase(decrease)in cash and
       cash equivalent                                  84        441       (333)
CASH AND CASH EQUIVALENT - beginning of year           451        535        976
                                                   -------    -------    -------

CASH AND CASH EQUIVALENT - end of year            $    535   $    976   $    643
                                                   =======    =======    =======



 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1993, 1994, AND 1995
               ------------------------------------------------




(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -
     --------
     Lowrance Electronics, Inc., and subsidiaries (the Company) design, manufacture, and market sonars (also known as depth-sounders and fish-finders) and other marine electronic products and accessories for use in recreational and commercial boating. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company's Loran-C and Global Positioning System (GPS) navigational modules are used in conjunction with certain of its sonar units or with stand-alone displays to provide navigational information.

     Principles of Consolidation -
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     Property and Depreciation -
     -------------------------
     Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets range from two to fifteen years. Fully depreciated property and equipment with a cost of approximately $10 million is still in use.

     When properties are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

     Maintenance, repairs, and renewals, including replacement of minor items of physical properties, are charged to income; major additions and betterments to physical properties are capitalized.

     Research and Development Costs -
     ------------------------------
     Costs associated with the development of new products and changes to exist-ing products are charged to expense as incurred and include an allocation of indirect costs.

     Foreign Currency Translations -
     -----------------------------
     Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in the cumulative translation adjustment in the equity section of the consolidated balance sheet. Transaction gains and losses are included in net income (loss).

     Accrued Product Costs -
     ---------------------
     Product Warranties - The majority of the Company's sales are made under a one-year product warranty. A provision is made at the time of sale for the estimated future warranty costs.

     Dealer Premium Coupons - The Company offers a sonar installation subsidy to qualified boat and motor dealers of its Lowrance product line. At the time of shipment, the Company provides for the estimated cost of this program.

     Returns and Refurbishments - Estimated costs related to refurbishment of returned goods are accounted for by providing a reserve based on the Company's historical experience. These reserves are analyzed and adjusted quarterly. Returns are recorded as a reduction of net sales at the time of receipt of the goods.

     Cash and Cash Equivalent -
     ------------------------
     For purposes of the Consolidated Statements of Cash Flows, the Company considers only certificates of deposit with a maturity of three months or less to be cash equivalents.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------
     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                         1994      1995
                                                      -------   -------
                                                        (in thousands)
        Raw materials                                 $ 6,636   $ 7,670
        Work-in-process                                 4,010     4,764
        Finished goods                                  2,680     6,332
        Excess, obsolete, and realization reserves       (448)     (790)
                                                       ------    ------

         Total inventories                            $12,878   $17,976
                                                       ======    ======
      Property, Plant, and Equipment -                   1994      1995
      --------------------------------                -------   -------
                                                        (in thousands)
        Land                                          $   557   $   557
        Building and improvements                       3,331     3,420
        Machinery and equipment                        16,906    17,546
        Office furniture and fixtures                   4,217     4,592
                                                       ------    ------
                                                       25,011    26,115
        Less - accumulated depreciation                16,267    17,424
                                                       ------    ------
         Net property, plant, and equipment           $ 8,744   $ 8,691
                                                       ======    ======

     The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:

                                                  1994     1995
                                               -------  -------
                                                (in thousands)
        Building and improvements               $   82   $    -
        Machinery and equipment                  6,378    5,383
        Office furniture and fixtures              982    1,629
                                                 -----    -----
                                                 7,442    7,012
        Less - accumulated depreciation          4,351    3,750
                                                 -----    -----
         Net property, plant, and equipment
           under capitalized leases             $3,091   $3,262
                                                 =====    =====

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and the revolving credit line are summarized below:

                                                   1994     1995
                                                -------  -------
                                                 (in thousands)

        Revolving credit line                    $5,913  $ 7,693
        Term loan, payable in monthly
         installments of $23,167 with
         interest at prime plus 1.5%, with
         the final payment due December 1998      2,815    2,037
        Capitalized equipment lease
         obligations, payable in monthly
         installments of approximately
         $130,000, including interest at
         rates from 7% to 13%, with final
         payments ranging from August 1995
         through November 2000                    3,474    3,744
        Other                                        34        0
                                                 ------   ------
                                                 12,236   13,474
        Less - current maturities                 2,857    3,499
                                                 ------   ------

         Total long-term debt                   $ 9,379  $ 9,975
                                                 ======   ======

     Future maturities of the above debt obligations at July 31, 1995, are $3,499,000, $1,220,000, $1,076,000, $7,568,000, and $111,000 for the years ending July 31, 1996 through 2000, respectively.

     On December 15, 1993, the Company secured a $30 million financing package which was utilized to pay off and replace its then existing $20 million facility. Payments of $11.3 million and $1.8 million were made to the previous primary lender as payment in full settlement of the then outstanding obligations for the revolving credit line and the term loan, respectively. The financing consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The term loan is payable in monthly installments of $23,167 plus interest at 1.5% over prime (currently 8.75%). Additionally, principal payments for the term loan of $500,000 were paid on May 31, 1994 and May 31, 1995. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowings against inventories are limited to $10 million in total.


          During October, 1995 the Company's $26.5 million accounts receivable and inventory line of credit and its associated $3.5 million term loan were amended. Significant provisions of the amendment include: 1) The due date was extended to December 1998 from December 1996; 2)The interest rate for the revolver was reduced from prime plus 1.00% to prime plus .75%; and 3) The term loan was funded to its original $3.5 million amount with monthly principal payments of $23,167 plus interest at prime plus 1.5%. Additional principal payments of $500,000 will be due on May 31, 1996 and May 31, 1997 with the remaining principal due in December 1998. In addition to the financing described above, the Company has arranged a $2.5 million lease line to finance its qualifying capital additions during fiscal 1996.

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

     Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                                  Years Ended July 31,
                                         ---------------------------------
                                            1993        1994       1995
                                         ----------  ----------  ---------
                                                  (in thousands)
       Highest amount borrowed            $ 11,205    $ 14,824    $ 14,422
       Average amount borrowed            $  6,152    $  9,796       9,552
       Weighted average interest rate          8.2%        8.3%        9.8%

(4)  CAPITAL LEASES

     Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets (See Note 3).

     The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 1995, (in thousands):


         Years ending July 31:
            1996                                         $ 1,430
            1997                                           1,138
            1998                                             881
            1999                                             734
            2000                                             320
            Later years                                       24
                                                          ------
         Total minimum lease payments                      4,527
         Less amounts representing interest                  783
                                                          ------

         Present value of net minimum lease payments     $ 3,744
                                                          ======

         Current portion of obligations under
          capital leases                                 $ 1,165

         Long-term portion of obligations under
          capital leases                                 $ 2,579

(5)  STOCKHOLDERS' EQUITY AND RELATED ITEMS

     The Company's 1986 and 1989 Stock Option Plans provide for a maximum of 400,000 common shares to be issued under these Plans. Options and stock appreciation rights granted cannot have terms greater than ten years. The Plans provide for non-qualified stock options to be granted at an option price of not less than 100% of the fair market value of the Company's Common Stock at the date of grant.

     Following is a summary of outstanding and exercisable options under the Plans as of July 31 for the respective years set forth below:

                                  1993     1994     1995
                                --------  -------  -------
        Total outstanding        130,000   92,500   92,500
        Average option price    $  3.02   $ 2.92   $ 2.92

     No options were exercised in 1993 or 1995. In 1994, options on 5,000 shares were exercised and options on 32,500 shares expired.

     Earnings per share were computed using the weighted average number of common shares, including common share equivalents outstanding during each year. Stock options were not considered in the calculation of earnings per share since they are immaterial. Earnings per share assuming full dilution would be the same as primary earnings per share.

(6)  RETIREMENT PLANS

     Substantially all Company employees participate in the Lowrance Savings Plans which requires the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1993, 1994, and 1995 were $501,000, $547,000, and $596,000, respectively.

(7)  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                    Years Ended July 31,
                              -----------------------------
                                 1993        1994     1995
                              ----------  ----------  -----
                                      (in thousands)
        Current                  $1,820     $(1,066)  $ 505
        Deferred (prepaid)         (397)         75     134
                                 ------     -------   -----

          Total                  $1,423     $  (991)  $ 639
                                 ======     =======   =====

     The provision (benefit) for income taxes differs from the amount calculated by multiplying income (loss) before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                                Years Ended July 31,
                                          -------------------------------
                                            1993        1994      1995
                                          ---------  -----------  -------
        Statutory rate                        34.0 %      (34.0)%   34.0 %
        State income taxes                       -        (10.1)     3.8
        Research & development credits        (1.8)        (7.2)    (6.0)
        Realized loss of
         foreign subsidiary                    (.5)        (9.7)       -
        Other                                   .5          1.4      (.8)
                                              ----       ------    -----

        Effective rate                        32.2 %      (59.6)%   31.0 %
                                              ====       ======    =====

     Effective August 1, 1993, the Company changed its method of accounting for income taxes to adopt Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of the change in accounting principle was determined to be immaterial at that date. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company determined that no valuation allowance is necessary as of July 31, 1995.

     The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                                       1994    1995
                                                     ------  ------
         Deferred tax assets -
           Reserves for product costs                $  480  $  560
           Reserves for compensation and benefits       469     410
           State tax credit carryforwards               168     198
           Accounts receivable reserves                 167     112
           Other accruals                                46      46
           Other                                         21       -
                                                      -----   -----
                                                     $1,351  $1,326
                                                      =====   =====

         Deferred tax liabilities -
           Depreciation                              $  393  $  489
                                                      =====   =====

(8)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During 1993, 1994, and 1995, the Company acquired approximately $1,013,000, $2,191,000, and $1,081,000 respectively, in equipment under capital lease obligations. These transactions were accounted for as non-cash investing and financing activities, and therefore, are not included in the Consolidated Statements of Cash Flows. Interest of approximately $903,000, $1,264,000, and $1,581,000 was paid during 1993, 1994, and 1995, respectively. Income tax payments for 1993, 1994, and 1995 were $1,239,000, $378,000, and $475,000 respectively. An income tax refund of $1,066,000 was received in 1995.

(9)  SALES BY GEOGRAPHIC REGION

     The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operation. The following table presents a summary of domestic, export, and foreign sales:

                               1993      1994      1995
                             --------  --------  --------
                                   (in thousands)
         Net sales:
           Domestic          $ 64,656  $ 63,789  $ 69,846
           Export sales         6,892     6,329     8,779
           Foreign sales        8,086    11,132    12,491
                              -------   -------   -------

             Total           $ 79,634  $ 81,250  $ 91,116
                              =======   =======   =======

(10) SALES TO A MAJOR CUSTOMER

     During 1993, 1994, and 1995, one customer accounted for approximately 14% of consolidated net sales in each year. No other customer accounted for 10% or more of consolidated net sales in 1993, 1994, and 1995.

(11) CONCENTRATIONS OF CREDIT RISK

     The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 1995.

     At July 31, 1994, and 1995 trade receivables related to these group concentrations were:


                                                     1994          1995
                                                     -----         -----

         Marine                                        61%           55%
         Non-Marine                                    39%           45%

(12) UNUSUAL ITEM

     On January 10, 1995, the Company entered into a Settlement Agreement with Computrol, Inc., resolving a patent infringement lawsuit filed against the Company in November 1993. This legal proceeding was previously disclosed by the Company on its Form 10-Q in Item 1 of Part II filed with the Securities and Exchange Commission on March 15, 1994, June 15, 1994, December 15, 1994, March 17, 1995, June 14, 1995, and the Company's 8-K, in
     Item 5, filed on January 11, 1995, as well as in Item 3 of Part I of the Company's Form 10-K filed on October 29, 1994.

     The Settlement Agreement called for four payments beginning January 10, 1995, and ending June 30, 1995, totaling $1,000,000 in exchange for a mutual release and settlement of the lawsuit. All required payments were made by the Company in fiscal 1995.

     The Company also entered into a License Agreement with Computrol, Inc., and paid a one-time license fee of $100,000. The License Agreement allows the Company to use the Computrol patent on any new products or the existing product which was the subject of the lawsuit.

     At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount has been expensed in full fiscal 1995.

                          LOWRANCE ELECTRONICS, INC.
                          -------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1993, 1994, AND 1995
               -------------------------------------------------
                                (in thousands)

       COLUMN A                COLUMN B    COLUMN C            COLUMN D        COLUMN E
----------------------------  ----------  ---------------   ---------------   ----------

                                                           Net (write-offs)
                              Balance at                      recoveries     Balance at
                              beginning     Charged to     charged against     end of
     Classification           of period       expense          reserve        period
----------------------------  ----------  ---------------  ---------------   ----------

Reserve for Doubtful
--------------------
  Accounts and Sales Returns
  --------------------------

  Year Ended July 31, 1993           $727            $  24             $ (18)        $733
  Year Ended July 31, 1994           $733            $(103)            $(147)        $483
  Year Ended July 31, 1995           $483            $  58             $ (61)        $480

Excess, Obsolete, and
---------------------
  Realizability Reserves
  ----------------------

  Year Ended July 31, 1993           $327            $ 300             $(228)        $399
  Year Ended July 31, 1994           $399            $ 375             $(326)        $448
  Year Ended July 31, 1995           $448            $ 465             $(123)        $790