Form 10-Q
period 1995-10-31
LOWRANCE ELECTRONICS INC
filed 1995-12-15
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

           ________________________________________________________

               X    QUARTERLY REPORT PURSUANT TO SECTION 13
             -----
                                   OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1995

                     TRANSITION REPORT PURSUANT TO SECTION
             -----
                                  13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  -------    --------

                       Commission File Number:   33-9464


                          LOWRANCE ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


      Delaware                                            44-0624411
----------------------                            -------------------------
State of Incorporation                            IRS Identification Number

                            12000 East Skelly Drive
                            Tulsa, Oklahoma   74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X         NO
                                     -----          -----

At October 31, 1995, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                        PAGE
                                                                        ----

PART I.  FINANCIAL INFORMATION

   ITEM 1.    Condensed Consolidated Balance Sheets -
                October 31, 1995, 1994, and July 31, 1995...........        3

              Consolidated Statements of Operations -
                Three Months Ended October 31, 1995 and 1994........        4

              Consolidated Statements of Cash Flows -
                Three Months Ended October 31, 1995 and 1994........        5

              Notes to Condensed Consolidated Financial Statements      6 - 9

   ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......    10-11


PART II.   OTHER INFORMATION

   ITEM 1.    Legal Proceedings...................................         12

   ITEM 2.    Changes in Securities...............................         12

   ITEM 3.    Defaults Upon Senior Securities.....................         12

   ITEM 4.    Submission of Matters to a Vote of Security Holders.         12

   ITEM 5.    Other Information...................................         12

   ITEM 6.    Exhibits and Reports on Form 8-K....................         12

   SIGNATURES ....................................................         13

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)

                                              Oct. 31,    Oct. 31,   July 31,
                                                1995        1994       1995
                                              --------    --------   --------
                                             (Unaudited) (Unaudited) (Audited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                     $   294    $   919    $   643
  Accounts receivable, less allowances            9,026      9,193     10,665
  Inventories (Note 2)                           20,418     14,736     17,976
  Prepaid expenses                                  735        618        479
  Deferred income taxes                           1,870      2,045      1,326
  Income tax refunds receivable                       -      1,066          -
                                                -------    -------    -------

     Total current assets                       $32,343    $28,577    $31,089

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)     10,336      8,395      8,691

OTHER ASSETS                                        496        176        448
                                                -------    -------    -------

                                                $43,175    $37,148    $40,228
                                                =======    =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 3)  $ 4,277    $ 3,058    $ 3,499
 Accounts payable                                 9,211      9,152      7,494
 Accrued liabilities                              4,690      4,418      5,319
                                                -------    -------    -------

  Total current liabilities                     $18,178    $16,628    $16,312

DEFERRED INCOME TAXES                               510        436        489

LONG-TERM DEBT, less current
 maturities (Note 3)                             12,161      9,203      9,975


STOCKHOLDERS' EQUITY:
 Preferred stock, 300,000 shares authorized,
  none issued                                         -          -          -
 Common stock, $.10 par value,
10,000,000 shares authorized,
  3,352,458 shares issued                       $   335    $   335    $   335
 Paid-in capital                                  5,600      5,600      5,600
 Retained earnings                                6,486      5,036      7,661
 Foreign currency translation adjustment            (95)       (90)      (144)
                                                -------    -------    -------

  Total stockholders' equity                    $12,326    $10,881    $13,452
                                                -------    -------    -------

                                                $43,175    $37,148    $40,228
                                                =======    =======    =======


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                 (Unaudited)

                                               Three Months Ended
                                            ------------------------
                                            Oct. 31,        Oct. 31,
                                              1995           1994
                                            --------        --------
                                                 (in thousands)

NET SALES                                   $13,967         $14,215

COST OF SALES                                 9,249           9,950
                                            -------         -------

  Gross profit                              $ 4,718         $ 4,265

OPERATING EXPENSES:
 Selling and administrative                 $ 4,975         $ 4,866
 Research and development                       762             739
                                            -------         -------

  Total operating expenses                  $ 5,737         $ 5,605
                                            -------         -------

  Operating loss                            $(1,019)        $(1,340)
                                            -------         -------

OTHER EXPENSES:
 Interest expense                           $   351         $   264
 Other, net                                     307             252
                                            -------         -------

  Total other expenses                      $   658         $   516
                                            -------         -------

LOSS BEFORE
 INCOME TAXES                               $(1,677)        $(1,856)

BENEFIT FOR
 INCOME TAXES                                  (502)           (653)
                                            -------         -------

NET LOSS                                    $(1,175)        $(1,203)
                                            =======         =======

LOSS PER COMMON SHARE:

NET LOSS PER SHARE                          $  (.35)        $  (.36)
                                            =======         =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          3,352           3,352
                                            =======         =======


DIVIDENDS                                      NONE            NONE
                                            =======         =======

             The accompanying notes are an integral part of these
                           consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)

                                                                Three Months Ended
                                                            --------------------------
                                                            October 31,   October 31,
                                                                1995          1994
                                                            ------------  ------------
                                                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                                      $ (1,175)     $ (1,203)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
  Depreciation                                                      644           608
  Loss on retirement of fixed assets                                 30            58
 Changes in operating assets and liabilities:
  Decrease (Increase) in accounts receivable                      1,639           (35)
  Increase in inventories                                        (2,442)       (1,858)
  Increase in prepaids, deferred
   income taxes, and other assets                                  (848)         (489)
   Increase in liabilities and other                              1,158         3,154
                                                               --------      --------

  Net cash (used in) provided by operating activities          $   (994)     $    235

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                          $   (818)     $   (179)
                                                               --------      --------

  Net cash used in investing activities                        $   (818)     $   (179)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under lines of credit                              $ 17,117      $ 14,247
 Repayments of borrowings under lines of credit                 (16,806)      (13,988)
 Borrowings under new term loan agreement                         1,506             -
 Principal payments on term loans and capital
  lease obligations                                                (354)         (372)
                                                               --------      --------

  Net cash provided by (used in) financing activities          $  1,463      $   (113)
                                                               --------      --------

  Net decrease in cash and cash equivalents                    $   (349)     $    (57)

CASH AND CASH EQUIVALENTS - beginning of period                     643           976
                                                               --------      --------

CASH AND CASH EQUIVALENTS - end of period                      $    294      $    919
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


(1) PRINCIPLES OF PREPARATION

    The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 1995, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the October 31, 1994, consolidated financial statements to conform to the October 31, 1995, consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2) BALANCE SHEET DETAIL

    Inventories -
    -----------

    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                              Oct. 31,   Oct. 31,   July 31,
                                               1995       1994       1995
                                              --------   --------  ---------
                                                     (in thousands)

          Raw materials                       $ 8,667    $ 7,051    $ 7,670
          Work-in-process                       4,995      4,356      4,764
          Finished goods                        7,579      3,813      6,332
          Excess, obsolete, and
            realization reserves                 (823)      (484)      (790)
                                              -------    -------    -------
          Total inventories                   $20,418    $14,736    $17,976
                                              =======    =======    =======


    Property, Plant, and Equipment, Net -
    -----------------------------------

          Land                                $   557    $   557    $   557
          Building and improvements             3,630      3,392      3,420
          Machinery and equipment              19,597     17,041     17,546
          Office furniture and equipment        4,627      4,119      4,592
                                              -------    -------    -------
                                              $28,411    $25,109    $26,115

          Less - accumulated depreciation      18,075     16,714     17,424
                                              -------    -------    -------

          Net property, plant, and equipment  $10,336    $ 8,395    $ 8,691
                                              =======    =======    =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

    Long-term debt and revolving credit line are summarized below:

                                                    Oct. 31,  Oct. 31,  July 31,
                                                      1995      1994      1995
                                                    --------  --------  --------
                                                           (in thousands)

     Revolving credit line                           $ 8,004   $ 6,204   $ 7,693
     Term loan                                         3,474     2,745     2,037
     Capitalized equipment lease obligations,
       payable in monthly installments of
       approximately $140,000 including
       interest at rates from 7% to 13%,
       with final payments ranging from
       June 1995 through November 2000                 4,960     3,312     3,744
                                                     -------   -------   -------
                                                     $16,438   $12,261   $13,474

     Less - current maturities                         4,277     3,058     3,499
                                                     -------   -------   -------

     Total long-term debt                            $12,161   $ 9,203   $ 9,975
                                                     =======   =======   =======

    Future maturities of the above debt obligations at October 31, 1995, are $4,277,000, $1,757,000, $1,137,000, $8,108,000, and $1,159,000 for the years ending October 31, 1996 through 2000, respectively.

    The Company has a $30 million financing facility. The financing consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings based on varying percentages of qualifying categories of receivables and inventories and, together with the term loan was originally to mature in December 1996. Borrowings against inventories are limited to $11 million in total.

    During October 1995, the Company's $30 million financing package was amended. Significant provisions of the amendment include: 1) The due date was extended to December 1998 from December 1996; 2) The interest rate for the revolver was reduced from prime plus 1.00% to prime plus .75%; and 3) The term loan was funded to its original $3.5 million amount with monthly principal payments of $23,167 plus interest at prime plus 1.5%. Additional principal payments of $500,000 will be due on May 31, 1996 and May 31, 1997 with the remaining principal due in December 1998. In addition to the financing described above, the Company has arranged a $2.5 million lease line to finance its qualifying capital additions during fiscal 1996 of which $1.5 million has been utilized as of October 31, 1995.

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

(4) STOCKHOLDERS' EQUITY

    During the three months ended October 31, 1995, stockholders' equity changed for the following items: Net loss of ($1,175,000) and a $49,000 decrease in the negative Foreign Currency translation adjustment.

(5) INCOME TAXES

    The Company has adopted Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company's deferred tax liability arises solely from the use of accelerated depreciation methods for tax purposes. The Company has a deferred tax asset resulting from reserves for product costs, bad debts, and compensation and benefits. The Company determined that no valuation allowance is necessary as of October 31, 1995.

(6) CONSOLIDATED STATEMENTS OF CASH FLOWS

    The Company acquired $1,501,000 and $138,000 in equipment under capital lease obligations during the three months ended October 31, 1995, and October 31, 1994, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the three months ended October 31, 1995, and October 31, 1994, the Company paid interest of $351,000 and $264,000, respectively.

(7) UNUSUAL ITEM

    On January 10, 1995, the Company entered into a Settlement Agreement with Computrol, Inc., resolving a patent infringement lawsuit filed against the Company in November 1993. This legal proceeding was previously disclosed by the Company on its Form 10-Q in Item 1 of Part II filed with the Securities and Exchange Commission on March 15, 1994, June 15, 1994, December 15, 1994, March 17, 1995, June 14, 1995, and the Company's 8-K, in Item 5, filed on January 11, 1995, as well as in Item 3 of Part I of the Company's Form 10-K's filed on October 29, 1994 and October 30, 1995.

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

    At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount has been expensed in full in fiscal 1995.

(8) FOOTNOTES INCORPORATED BY REFERENCE

    Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 30, 1995. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                       Description
          ----  -------------------------------------------------------

           1    Business and Summary of Significant Accounting Policies
           4    Capital Leases
           5    Stockholders' Equity and Related Items
           6    Retirement Plans
           7    Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------

Net sales for the three months ended October 31, 1995, decreased 1.7% compared to the same period in 1994. Unit sales decreased 16%, and the price per unit increased 15% for the three months ended October 31, 1995, compared to the same period in fiscal 1995. The decreased unit sales resulted primarily from decreased sales of the Company's higher volume, lowest priced Eagle products (under $150 retail), coupled with decreased sales to original equipment manufacturers (OEM's). The unit decreases in the lowest-priced Eagle products were partially offset by increases in mid-priced ($200 to $350 retail) and highest-priced (over $350 retail) Lowrance products. The average selling price per unit increased for the three months ended October 31, 1995, compared to fiscal 1995 resulting primarily from the increase in unit sales of the highest-priced Lowrance units and the corresponding decrease in the lowest-priced Eagle products. The Company's 1996 product offering consists of nine new products. The Company began shipping five of the new products during the first quarter in limited quantities.

Gross profit as a percentage of net sales increased 3.8% for the three months ended October 31, 1995, compared to the same period in fiscal 1995. The 3.8% increase is attributable to (1) the shift in mix of the products sold to the higher-priced/higher margin units, (2) the Company's 1995 product offering which contained margins significantly higher than the 1994 product offering, did not start shipping in volume until the second quarter of 1995 and, as a result, margins suffered early in fiscal 1995.

Operating expenses as a percentage of net sales for the three months ended October 31, 1995, were 41.1% compared to 39.4% for the same period in fiscal 1995. Total costs increased by $132,000. The increase relates to increased marketing costs associated with the Company's 1996 product offering, increased research and development expenditures as the Company continues to develop new products and the 1.7% decrease in net sales discussed above.

The Company's effective income tax rate is lower in 1996, resulting from, A) the formation of a Foreign Sales Corporation to take advantage of tax incentives related to export sales, B) state tax credits which have been generated from increases in employment and capital spending, and C) increased tax credits related to research and development expenditures.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital needs increase in the fall and winter months as the Company manufactures and stockpiles its products for the peak sales months of January through May.

The Company's primary sources of liquidity are cash flow from operations and an accounts receivable and inventory line of credit. The line of credit allows the Company to borrow certain percentages of its qualifying accounts receivable and inventories. Borrowings from inventories, however, are limited to $11 million in total and $3.25 million for raw materials. The terms of the line of credit, including the October 1995 amendment, are described in Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Net cash used in operating activities increased $1.2 million during the first three months of fiscal 1996 over the same period in fiscal 1995. This increase resulted primarily from a larger increase in inventory levels during the first three months of fiscal 1996 versus the first three months of fiscal 1995, coupled with a smaller increase in accounts payable. The above were offset by a $1.6 million decrease in accounts receivable during 1996 versus a slight increase during the same period in fiscal 1995.

The increase in inventory build-up during the first quarter of fiscal 1996 versus fiscal 1995 relates to (1) management's belief that sales levels for fiscal year 1996 will surpass 1995 levels, necessitating higher inventory levels. (2) The Company continues to maintain higher safety stocks of certain key raw material parts. These parts are used in the computer and cellular phone industries which have been subject to a worldwide shortage, and (3) The Company continues to "level-load" production from its Mexican manufacturing facility which leads to higher inventory levels during the first quarter. The smaller increase in accounts payable relates primarily to the additional term loan financing of $1.5 million received in October 1995 which was used for the most part to pay down accounts payable. The decrease in accounts receivable relates to collections for 1996 exceeding 1995 based primarily on the higher accounts receivable balance at July 31, 1995, versus July 31, 1994. Higher sales levels during the fourth quarter of fiscal 1995 versus 1994, particularly toward the end of the quarter, lead to the higher accounts receivable balance.

Capital expenditures (including leased assets) were $2,000,000 higher during the first three months of fiscal 1996 than the first three months of fiscal 1995. The increase relates to capital additions necessary to increase production capacity to meet expected demand and to produce new products for 1996.


OUTLOOK
-------

Current backlog is approximately $11 million compared to approximately $23 million at October 31, 1994. The decrease in the backlog number can be attributed to continuing changes in distribution and customer purchasing patterns, especially with some of the Company's larger customers. Additionally, the Company was behind on shipments of product for most of 1994 and during the first quarter of 1995. As a result, during this period, customers were more apt to place orders in advance. Inventory availability has not been a significant issue for several months and as a result of this as well as the distribution and purchasing pattern changes discussed above, advance orders for the Company's products have decreased when compared to last year. It should be noted that the fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company currently anticipates continued profitability for fiscal 1996, primarily as a result of continuing economic growth and favorable market conditions as well as increased advertising and marketing efforts aimed at strengthening existing customer relationships as well as expanding the customer base. Management believes that sales levels and profitability through the second quarter will be below fiscal 1995 levels based primarily on the timing of shipments of new products and changes in buying patterns of certain larger key customers. This will increase the Company's dependence on sales and profits during the peak sales months. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, any one of which could have an adverse effect on expected results for the remainder of the year.

Management expects inventory levels by July 31, 1996, to be below inventory levels at July 31, 1995. The Company does not expect substantial realization problems with inventory.

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



Dated:     December 15, 1995
       ---------------------------