Form 10-Q
period 1996-01-31
LOWRANCE ELECTRONICS INC
filed 1996-03-15
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

           --------------------------------------------------------

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1996

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            ---     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

           --------------------------------------------------------


                       Commission File Number:   33-9464


                             LOWRANCE ELECTRONICS, INC.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


        Delaware                                            44-0624411
---------------------------                       -----------------------------
  State of Incorporation                            IRS Identification Number

                            12000 East Skelly Drive
                            Tulsa, Oklahoma   74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881



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

At January 31, 1996, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Condensed Consolidated Balance Sheets -
                    January 31, 1996, 1995, and July 31, 1995...........      3

               Consolidated Statements of Operations -
                    Three Months and Six Months Ended
                    January 31, 1996 and 1995...........................      4

               Consolidated Statements of Cash Flows -
                    Six Months Ended  January 31, 1996 and 1995.........      5

               Notes to Condensed Consolidated Financial Statements.....  6 - 8

     ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....... 9 - 10


PART II.     OTHER INFORMATION

     ITEM 1.    Legal Proceedings.......................................     11

     ITEM 2.    Changes in Securities...................................     11

     ITEM 3.    Defaults Upon Senior Securities.........................     11

     ITEM 4.    Submission of Matters to a Vote of Security Holders.....     11

     ITEM 5.    Other Information.......................................     11

     ITEM 6.    Exhibits and Reports on Form 8-K........................     11

     SIGNATURES ........................................................     12

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)
                                --------------


                                                Jan. 31,    Jan. 31,   July 31,
                                                  1996        1995      1995
                                              ----------  ----------- ---------
                                              (Unaudited) (Unaudited) (Audited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                     $   349     $   928   $   643
  Accounts receivable, less allowances           14,487      14,564    10,665
  Inventories (Note 2)                           22,571      18,147    17,976
  Prepaid expenses                                  572         391       479
  Deferred income taxes                           2,035       1,744     1,326
                                                -------     -------   -------

     Total current assets                       $40,014     $35,774   $31,089

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)      9,890       8,373     8,691

OTHER ASSETS                                        581         228       448
                                                -------     -------   -------

                                                $50,485     $44,375   $40,228
                                                =======     =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 3)  $ 7,693     $ 8,438   $ 3,499
 Short-term debt (Note 7)                             -         850         -
 Accounts payable                                11,615       9,890     7,494
 Accrued liabilities                              5,253       4,633     5,319
                                                -------     -------   -------

     Total current liabilities                  $24,561     $23,811   $16,312

DEFERRED INCOME TAXES                               509         411       489

LONG-TERM DEBT, less current
 maturities (Note 3)                             13,538       8,844     9,975


STOCKHOLDERS' EQUITY:
 Preferred stock, 300,000 shares authorized,
  none issued                                         -           -         -
 Common stock, $.10 par value,
  10,000,000 shares authorized,
  3,352,458 shares issued                       $   335     $   335   $   335
 Paid-in capital                                  5,600       5,600     5,600
 Retained earnings                                6,106       5,481     7,661
 Foreign currency translation adjustment           (164)       (107)     (144)
                                                -------     -------   -------

     Total stockholders' equity                 $11,877     $11,309   $13,452
                                                -------     -------   -------

                                                $50,485     $44,375   $40,228
                                                =======     =======   =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                     Three Months Ended         Six Months Ended
                                 -------------------------  -------------------------
                                 January 31,   January 31,  January 31,   January 31,
                                     1996          1995         1996          1995
                                 -----------   -----------  -----------   -----------
                                       (in thousands)             (in thousands)
NET SALES                            $20,692       $25,417      $34,659       $39,632

COST OF SALES                         13,716        16,925       22,965        26,875
                                     -------       -------      -------       -------

     Gross profit                    $ 6,976       $ 8,492      $11,694       $12,757

OPERATING EXPENSES:
  Selling and administrative         $ 5,912       $ 5,294      $10,887       $10,160
  Research and development               844           736        1,606         1,475
  Unusual Item (Note 7)                    -         1,100            -         1,100
                                     -------       -------      -------       -------

     Total operating expenses        $ 6,756       $ 7,130      $12,493       $12,735
                                     -------       -------      -------       -------

     Operating income (loss)         $   220       $ 1,362      $  (799)      $    22
                                     -------       -------      -------       -------

OTHER EXPENSES:
  Interest expense                       478       $   344      $   829       $   608
  Other, net                             286           295          593           547
                                     -------       -------      -------       -------

     Total other expenses            $   764       $   639      $ 1,422       $ 1,155
                                     -------       -------      -------       -------

INCOME (LOSS) BEFORE
  INCOME TAXES                       $  (544)      $   723      $(2,221)      $(1,133)

PROVISION (BENEFIT) FOR
  INCOME TAXES                          (164)          278         (666)         (375)
                                     -------       -------      -------       -------

NET INCOME (LOSS)                    $  (380)      $   445      $(1,555)      $  (758)
                                     =======       =======      =======       =======

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS) PER SHARE          $  (.11)      $   .13      $  (.46)      $  (.23)
                                     =======       =======      =======       =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   3,352         3,352        3,352         3,352
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)


                                                         Six Months Ended
                                                    --------------------------
                                                    January 31,   January 31,
                                                        1996          1995
                                                    ------------  ------------
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $ (1,555)     $   (758)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                         1,303         1,254
     Loss on retirement of fixed assets                      55             -
  Changes in operating assets and liabilities:
     Increase in accounts receivable                     (3,822)       (5,406)
     Increase in inventories                             (4,595)       (5,269)
     Decrease (Increase) in prepaids, deferred
       income taxes, and other assets                      (935)          909
     Increase in short-term debt (Note 7)                     -           850
     Increase in liabilities and other                    4,055         4,211
                                                       --------      --------

     Net cash used in operating activities             $ (5,494)     $ (4,209)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 $   (778)     $   (745)
                                                       --------      --------

     Net cash used in investing activities             $   (778)     $   (745)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

  Borrowings under lines of credit                     $ 37,060      $ 39,854
  Repayments of borrowings under lines of credit        (31,749)      (34,339)
  Borrowings under new term loan agreement                1,506             -
  Principal payments on term loans and capital
     lease obligations                                     (839)         (609)
                                                       --------      --------

     Net cash provided by financing activities         $  5,978      $  4,906
                                                       --------      --------

     Net decrease in cash and cash equivalents         $   (294)     $    (48)

CASH AND CASH EQUIVALENTS - beginning of period             643           976
                                                       --------      --------

CASH AND CASH EQUIVALENTS - end of period              $    349      $    928
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


   (1) PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 1996, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

   (2) BALANCE SHEET DETAIL

       Inventories -
       -----------



       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                       Jan. 31,   Jan. 31,   July 31,
                                                         1996       1995       1995
                                                       ---------  ---------  ---------
                                                               (in thousands)
          Raw materials                                 $ 9,306    $ 8,755    $ 7,670
          Work-in-process                                 4,299      4,289      4,764
          Finished goods                                  9,993      5,922      6,332
          Excess, obsolete and realization reserves      (1,027)      (819)      (790)
                                                        -------    -------    -------

          Total inventories                             $22,571    $18,147    $17,976
                                                        =======    =======    =======

       Property, Plant, and Equipment, Net -
       -----------------------------------

          Land                                          $   557    $   557    $   557
          Building and improvements                       3,658      3,330      3,420
          Machinery and equipment                        19,836     17,411     17,546
          Office furniture and equipment                  4,549      4,368      4,592
                                                        -------    -------    -------
                                                         28,600    $25,666    $26,115

          Less - accumulated depreciation                18,710     17,293     17,424
                                                        -------    -------    -------

          Net property, plant, and equipment            $ 9,890    $ 8,373    $ 8,691
                                                        =======    =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

   Long-term debt and revolving credit line are summarized below:


                                                       Jan. 31,  Jan. 31,  July 31,
                                                         1996      1995      1995
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $13,004   $11,495   $ 7,693
     Term loan                                            3,405     2,676     2,037
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $124,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from March 1995 through August 1999                4,822     3,111     3,744
                                                        -------   -------   -------
                                                        $21,231   $17,282   $13,474

     Less - current maturities                            7,693     8,438     3,499
                                                        -------   -------   -------

     Total long-term debt                               $13,538   $ 8,844   $ 9,975
                                                        =======   =======   =======


   Future maturities of the above debt obligations at January 31, 1996, are $7,693,000, $1,747,000, $10,209,000, $679,000 and $903,000 for the years ending January 31, 1997 through 2001, respectively.

   The Company has a $30 million financing facility. The financing consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings based on varying percentages of qualifying categories of receivables and inventories. Borrowings against inventories are limited to $11 million in total.

   During October 1995, the Company's $30 million financing package was amended. Significant provisions of the amendment include: 1) The due date was extended to December 1998 from December 1996; 2) The interest rate for the revolver was reduced from prime plus 1.00% to prime plus .75%; and 3) The term loan was funded to its original $3.5 million amount with monthly principal payments of $23,167 plus interest at prime plus 1.5%. Additional principal payments of $500,000 will be due on May 31, 1996 and May 31, 1997 with the remaining principal due in December 1998. In addition to the financing described above, the Company has arranged a $2.5 million lease line to finance its qualifying capital additions during fiscal 1996 of which $1.8 million has been utilized as of January 31, 1996.

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

(4)  STOCKHOLDERS' EQUITY

   During the six months ended January 31, 1996, stockholders' equity changed for the following items: Net loss of $1,555,000 and a $20,000 increase in the negative Foreign Currency translation adjustment.

(5) INCOME TAXES

   The Company has adopted Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company's deferred tax liability arises solely from the use of accelerated depreciation methods for tax purposes.
   The Company has a deferred tax asset resulting from reserves for product costs, bad debts, and compensation and benefits, as well as the current year tax benefit associated with the loss through six months. The Company determined that no valuation allowance is necessary as of January 31, 1996.

(6) CONSOLIDATED STATEMENTS OF CASH FLOWS

   The Company acquired $1,779,000 and $138,000 in equipment under capital lease obligations during the six months ended January 31, 1996, and January 31, 1995, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the six months ended January 31, 1996, and January 31, 1995, the Company paid interest of $829,000 and $608,000, respectively. Additionally, an income tax refund of $1.1 million was received during the six months ended January 31, 1995.

(7) UNUSUAL ITEM

   On January 10, 1995, the Company entered into a Settlement Agreement with Computrol, Inc., resolving a patent infringement lawsuit filed against the Company in November 1993.

   The Settlement Agreement called for four payments beginning January 10, 1995, and ending June 30, 1995, totaling $1,000,000 in exchange for a mutual release and settlement of the lawsuit. At January 31, 1995, the unpaid portion of the Settlement Agreement, $850,000, is reflected in the Condensed Consolidated Balance Sheets as Short-term debt.

   The Company also entered into a License Agreement with Computrol, Inc., and paid a one-time license fee of $100,000. The License Agreement allows the Company to use the Computrol patent on any new products or the existing product which was the subject of the lawsuit.

   At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount was expensed in full in the three-month period ending January 31, 1995.

(8) FOOTNOTES INCORPORATED BY REFERENCE

   Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 30, 1995. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                                Description
          ----                ------------------------------------------

           1   Business and Summary of Significant Accounting Policies
           4   Capital Leases
           5   Stockholders' Equity and Related Items
           6   Retirement Plans
           7   Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended January 31, 1996, decreased 18.6% compared to the same period in fiscal 1995. Unit sales decreased 28.2%, and the average price per unit increased 11.2%. The decrease in unit sales was attributable to,
(1) decreased sales of the Company's Eagle products primarily resulting from decreased orders from mass merchants, and (2) decreased sales to original equipment manufacturers (OEM's). The above were partially offset by increased unit sales of the Company's Global Positioning System (GPS) products. The increase in the average price per unit resulted from increased sales of the higher priced GPS products together with the above mentioned decreased sales of the Eagle products which, for the most part, are offered at lower prices.

Gross profit as a percentage of net sales increased to 33.7% from 33.4% for the three months ended January 31, 1996, compared to the same period in fiscal 1995.

Net Sales for the six months ended January 31, 1996, decreased 12.6% compared to the same period in fiscal 1995. Unit sales decreased 23.7% while the average price per unit increased 13.1%. The decrease in unit sales and increase in the average selling price results from the factors discussed above, combined with increased sales of Lowrance brand sonar products during the six months ended January 31, 1996, when compared to the same period in 1995.

Gross profit as percentage of net sales for the six months ended January 31, 1996, was 33.7% compared to 32.2% for the same period in fiscal 1995. This increase is primarily attributable to (1) decreased sales of Eagle and OEM products which historically carry lower margins, and (2) increased sales of Lowrance products which generally carry higher margins.

Operating expenses as a percentage of net sales for the three months ended January 31, 1996, were 32.7% compared to 28.1% during the same period in 1995. Total operating expenses decreased by $374,000. The decrease results from a one time charge in January 1995 related to the Settlement and Licensing Agreement with Computrol Inc.. This decline was partially offset by other operating expense increases, primarily in Advertising and Marketing and Research and Development. The increase in Advertising and Marketing expense results from the Company's efforts to expand its retail distribution network and to expand consumer awareness of its GPS products. The increase in Research and Development results from the Company's emphasis on new product development, primarily GPS.

Operating expenses as a percentage of net sales for the six months ended January 31, 1996, were 36.1% compared to 32.1% for the same period in 1995. Total operating expenses decreased $242,000. The decrease relates to expenses incurred in fiscal 1995 related to the Computrol settlement. As discussed above, increases in Advertising and Marketing and Research and Development have partially offset the decreases.

Interest expense is up for both the three-month and six-month periods ending January 31, 1996, compared to fiscal 1995 because of higher average borrowing levels on the Company's term loan and revolving credit facility.

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

Net cash used in operating activities increased by $1.3 million during the first six months of fiscal 1996 compared to the same period in fiscal 1995. This increase results from a larger net loss, receipt of a $1.1 million income tax refund in fiscal 1995 and an increase in short-term debt related to the Computrol settlement in 1995. These items were offset by a decrease in working capital increases during the first six months of 1996 compared to the same period in 1995.

Capital expenditures (including leased assets) were $1.7 million higher during the first six months of fiscal 1996 than the first six months of fiscal 1995 due to capital additions necessary to expand production capacity and to support production of new products.

The net cash used in operating activities during the first six months of fiscal 1996 was financed primarily through borrowings under the Company's revolving line of credit and the increase in the term loan of $1.5 million.

FORWARD LOOKING INFORMATION
---------------------------

Current backlog is approximately $13.1 million compared to approximately $20.4 million at January 31, 1995. The decrease in backlog can be attributed to continuing changes in distribution and customer purchasing patterns, especially with some of the Company's largest customers. Additionally, the Company was behind on shipments of product for most of 1994 and during the first six months of 1995. As a result, during this period, customers were more apt to place orders in advance. Inventory availability has not been a significant issue for several months and as a result of this and the distribution and purchasing pattern changes discussed above, advance orders for the Company's products have decreased when compared to last year. It should be noted that the backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

Sales during the first six months of 1996 were negatively impacted by a weak retail environment and a corresponding reluctance on the part of many retailers to take large early season stocking orders. Additionally, sales were below expectations due to later than planned shipments of two new portable GPS products with mapping capabilities. In recent weeks, the Company has seen an increase in retail sales of its products at certain outlets. Additionally, the Company plans to begin shipment of its two new GPS products in March and April and expects that demand for these models will remain strong throughout the remainder of the year. We believe that these factors will result in increased sales and profits during the last six months of fiscal 1996 when compared to the same period in fiscal 1995. Further, the Company expects modest gains in sales and profits for the entire fiscal year ending July 31, 1996, compared to fiscal 1995.

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Management believes that its expectations are based on reasonable assumptions. No assurances, however, can be given that its goals will be achieved. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability, new product introductions by competitors or unexpected delays with the Company's new products currently expected for release during the last six months of 1996, could rapidly deteriorate, any one of which could cause actual results to differ materially from those in the forward looking statements included herein.

Management currently expects inventory levels by July 31, 1996, to be above inventory levels at July 31, 1995. The Company does not expect substantial realization problems with inventory.

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


                                                 LOWRANCE ELECTRONICS, INC.



                                             By: /s/ Mark C. Wilmoth
                                                 ------------------------
                                                 Mark C. Wilmoth
                                                 Vice President Finance &
                                                 Chief Financial Officer



Dated:      March 15, 1996
       ------------------------