Form 10-Q
period 1996-04-30
LOWRANCE ELECTRONICS INC
filed 1996-06-14
CIK 804073

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

          ________________________________________________________

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          -----
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 30, 1996

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          -----
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

          ________________________________________________________


                     Commission File Number:   33-9464


                        LOWRANCE ELECTRONICS, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


             Delaware                                       44-0624411
    ---------------------------                 --------------------------------
      State of Incorporation                        IRS Identification Number

                             12000 East Skelly Drive
                             Tulsa, Oklahoma   74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881



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

At June 12, 1996, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----
ITEM 1.    Condensed Consolidated Balance Sheets -
             April 30, 1996, 1995, and July 31, 1995.............      3

           Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             April 30, 1996 and 1995.............................      4

           Consolidated Statements of Cash Flows -
             Nine Months Ended  April 30, 1996 and 1995..........      5

           Notes to Condensed Consolidated Financial Statements      6-8

  ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......   9-11


PART II.     OTHER INFORMATION

  ITEM 1.    Legal Proceedings...................................     12

  ITEM 2.    Changes in Securities...............................     12

  ITEM 3.    Defaults Upon Senior Securities.....................     12

  ITEM 4.    Submission of Matters to a Vote of Security Holders.     12

  ITEM 5.    Other Information...................................     12

  ITEM 6.    Exhibits and Reports on Form 8-K....................     12

  SIGNATURES....................................................      13

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------
                                (IN THOUSANDS)

                                              Apr. 30,  Apr. 30,  July 31,
                                                1996      1995     1995
                                             --------    -------  -------
                                               (Un-       (Un-
                                              audited)  audited) (Audited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                     $   494  $   720  $   643
  Accounts receivable, less allowances           18,850   19,272   10,665
  Inventories (Note 2)                           21,407   17,717   17,976
  Prepaid expenses                                  349      336      479
  Deferred income taxes                           1,368    1,326    1,326
                                                -------  -------  -------

     Total current assets                       $42,468  $39,371  $31,089

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)     10,011    8,335    8,691

OTHER ASSETS                                        614      306      448
                                                -------  -------  -------

                                                $53,093  $48,012  $40,228
                                                =======  =======  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 3)  $ 9,757  $10,195  $ 3,499
 Short-term debt (Note 7)                             -      560        -
 Accounts payable                                 9,306    7,615    7,494
 Accrued liabilities                              5,239    5,743    5,319
                                                -------  -------  -------

  Total current liabilities                     $24,302  $24,113  $16,312

DEFERRED INCOME TAXES                               648      489      489

LONG-TERM DEBT, less current
 maturities (Note 3)                             13,904    9,983    9,975


STOCKHOLDERS' EQUITY:
 Preferred stock, 300,000 shares authorized,
  none issued                                         -        -        -
 Common stock, $.10 par value,
  10,000,000 shares authorized,
  3,352,458 shares issued                       $   335  $   335  $   335
 Paid-in capital                                  5,600    5,600    5,600
 Retained earnings                                8,343    7,662    7,661
 Foreign currency translation adjustment            (39)    (170)    (144)
                                                -------  -------  -------

  Total stockholders' equity                    $14,239  $13,427  $13,452
                                                -------  -------  -------

                                                $53,093   48,012  $40,228
                                                =======  =======  =======




   The accompanying notes are an integral part of these consolidated balance sheets.

                            LOWRANCE ELECTRONICS, INC.
                            --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                 (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                 -------------------   -------------------
                                 April 30,  April 30,  April 30,  April 30,
                                   1996       1995       1996       1995
                                  -------    -------    -------    -------
                                    (in thousands)        (in thousands)
NET SALES                          $32,761    $32,151    $67,420    $71,783

COST OF SALES                       20,813     20,481     43,778     47,356
                                   -------    -------    -------    -------

     Gross profit                  $11,948    $11,670    $23,642    $24,427

OPERATING EXPENSES:
  Selling and administrative       $ 7,074    $ 6,840    $17,961    $17,000
  Research and development             906        749      2,512      2,224
  Unusual Item (Note 7)                  -          -          -      1,100
                                   -------    -------    -------    -------

     Total operating expenses      $ 7,980    $ 7,589    $20,473    $20,324
                                   -------    -------    -------    -------

     Operating income              $ 3,968    $ 4,081    $ 3,169    $ 4,103
                                   -------    -------    -------    -------

OTHER EXPENSES:
  Interest expense                 $   553    $   510    $ 1,382    $ 1,118
  Other, net                           341        376        934        923
                                   -------    -------    -------    -------

     Total other expenses          $   894    $   886    $ 2,316    $ 2,041
                                   -------    -------    -------    -------

INCOME BEFORE
  INCOME TAXES                     $ 3,074    $ 3,195    $   853    $ 2,062

PROVISION FOR
  INCOME TAXES                         837      1,014        171        639
                                   -------    -------    -------    -------

NET INCOME                         $ 2,237    $ 2,181    $   682    $ 1,423
                                   =======    =======    =======    =======


INCOME PER COMMON SHARE:

NET INCOME PER SHARE               $   .67     $  .65     $  .20    $   .42
                                  ========    =======     ======    =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 3,352      3,352      3,352      3,352
                                    ======     ======      =====      =====


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

                                   LOWRANCE ELECTRONICS, INC.
                                   --------------------------
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                     (Unaudited) (Note 6)


                                                      Nine Months Ended
                                                    ----------------------
                                                    April 30,   April 30,
                                                       1996        1995
                                                    ----------  ----------
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                          $    682    $  1,423
 Adjustments to reconcile net income to net cash
   used in operating activities:
  Depreciation                                          1,927       1,848
  (Gain) Loss on retirement of fixed assets                58          (7)
 Changes in operating assets and liabilities:
  Increase in accounts receivable                      (8,185)    (10,114)
  Increase in inventories                              (3,431)     (4,839)
  Decrease (Increase) in prepaids, deferred
   income taxes, and other assets                         (78)      1,304
  Increase in short-term debt (Note 7)                      -         560
  Increase in liabilities and other                     1,996       3,059
                                                     --------    --------

  Net cash used in operating activities              $ (7,031)   $ (6,766)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                $ (1,526)   $ (1,165)
                                                     --------    --------

  Net cash used in investing activities              $ (1,526)   $ (1,165)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under line of credit                     $ 67,421    $ 70,304
 Repayments of borrowings under line of credit        (59,341)    (61,795)
 Borrowings under term loan agreement                   1,506           -
 Principal payments on term loans and capital
  lease obligations                                    (1,178)       (834)
                                                     --------    --------

  Net cash provided by financing activities          $  8,408    $  7,675
                                                     --------    --------

  Net decrease in cash and cash equivalents          $   (149)   $   (256)

CASH AND CASH EQUIVALENTS - beginning of period           643         976
                                                     --------    --------

CASH AND CASH EQUIVALENTS - end of period            $    494    $    720
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


   (1) PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 1996, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

   (2)    BALANCE SHEET DETAIL

          Inventories -
          --------------------

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        Apr. 30,   Apr. 30,   July 31,
                                                          1996       1995       1995
                                                        ---------  ---------  ---------
                                                                (in thousands)

          Raw materials                                  $ 8,440    $ 8,335    $ 7,670
          Work-in-process                                  4,989      2,886      4,764
          Finished goods                                   9,146      7,259      6,332
          Excess, obsolete, and realization reserves      (1,168)      (763)      (790)
                                                          -------    -------    ------

          Total inventories                              $21,407    $17,717    $17,976
                                                         =======    =======    =======
     Property, Plant, and Equipment, Net -
     -----------------------------------
          Land                                           $   557    $   557    $   557
          Building and improvements                        3,781      3,385      3,420
          Machinery and equipment                         20,380     17,895     17,546
          Office furniture and equipment                   4,644      4,241      4,592
                                                         -------    -------    -------
                                                         $29,362    $26,078    $26,115

          Less - accumulated depreciation                 19,351     17,743     17,424
                                                         -------    -------    -------

          Net property, plant, and equipment             $10,011    $ 8,335    $ 8,691
                                                         =======    =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

   Long-term debt and revolving credit line are summarized below:

                                                       Apr. 30,  Apr. 30,  July 31,
                                                         1996      1995      1995
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $15,773   $14,422   $ 7,693
     Term loan                                            3,335     2,606     2,037
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $145,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from August 1996 through March 2001                4,553     3,150     3,744
                                                        -------   -------   -------
                                                        $23,661   $20,178   $13,474

     Less - current maturities                            9,757    10,195     3,499
                                                        -------   -------   -------

     Total long-term debt                               $13,904   $ 9,983   $ 9,975
                                                        =======   =======   =======


   Future maturities of the above debt obligations at April 30, 1996, are $9,757,000, $1,750,000, $10,839,000, $503,000, and $812,000 for the years ending April 30, 1997 through 2001, respectively.

   The Company has a $30 million financing facility. The financing consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings based on varying percentages of qualifying categories of receivables and inventories. Borrowings against inventories are limited to $11 million in total.

   During October 1995, the Company's $30 million financing package was amended. Significant provisions of the amendment include: 1) The due date was extended to December 1998 from December 1996; 2) The interest rate for the revolver was reduced from prime (currently 8.25%) plus 1.00% to prime plus .75%; and 3) The term loan was funded to its original $3.5 million amount with monthly principal payments of $23,167 plus interest at prime plus 1.5%. Additional principal payments of $500,000 will be due on May 31, 1996 and May 31, 1997 with the remaining principal due in December 1998. In addition to the financing described above, the Company has arranged a $2.5 million lease line to finance its qualifying capital additions during fiscal 1996 of which $1.8 million has been utilized as of April 30, 1996.

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

(4)  STOCKHOLDERS' EQUITY

   During the nine months ended April 30, 1996, stockholders' equity changed for the following items: Net income of $682,000 and a $105,000 decrease in the negative Foreign Currency translation adjustment.

(5)  INCOME TAXES

   The Company has adopted Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company's deferred tax liability arises solely from the use of accelerated depreciation methods for tax purposes.
   The Company has a deferred tax asset resulting from reserves for product costs, bad debts, and compensation and benefits. The Company determined that no valuation allowance is necessary as of April 30, 1996.

(6) CONSOLIDATED STATEMENTS OF CASH FLOWS

   The Company acquired $1,779,000 and $267,000 in equipment under capital lease obligations during the nine months ended April 30, 1996, and April 30, 1995, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the nine months ended April 30, 1996 and 1995, the Company paid interest of $1.4 million and $1.1 million, respectively. Additionally, an income tax refund of $1.1 million was received during the nine months ended April 30, 1995.

(7)  UNUSUAL ITEM

   On January 10, 1995, the Company entered into a Settlement Agreement with Computrol, Inc., resolving a patent infringement lawsuit filed against the Company in November 1993.

   The Settlement Agreement called for four payments beginning January 10, 1995, and ending June 30, 1995, totaling $1,000,000 in exchange for a mutual release and settlement of the lawsuit. At April 30, 1995, the unpaid portion of the Settlement Agreement, $560,000, is reflected in the Condensed Consolidated Balance Sheets as Short-term debt.

   The Company also entered into a License Agreement with Computrol, Inc., and paid a one-time license fee of $100,000. The License Agreement allows the Company to use the Computrol patent on any new products or the existing product which was the subject of the lawsuit.

   At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount was expensed in full in the nine-month period ending April 30, 1995.

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

           1    Business and Summary of Significant Accounting Policies
           4    Capital Leases
           5    Stockholders' Equity and Related Items
           6    Retirement Plans
           7    Income Taxes

PART I, ITEM 2
- --------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ----------------------

Net sales for the three months ended April 30, 1996, increased 1.9% compared to the same period in 1995. Unit sales decreased 3.4% and the average price per unit increased 5.4%. The decrease in unit sales was attributable to lower sales of most of the Company's Eagle sonar products which generally carry lower prices and lower margins. The Eagle sonar products are sold primarily to mass merchants, mail-order catalog companies, retail sporting goods stores and wholesalers. Management believes that the following factors contributed to the reduced Eagle sonar sales; 1.) lack of new breakthroughs in technology for the sonar industry in general, 2.) inventory dollars at retailers, historically committed to sonar, are being redirected to Global Positioning System (GPS) products, 3.) an unusually cold winter and cool spring in many of the Company's key markets in the United States. The target market for Eagle sonar products is more affected by adverse weather, 4.) a generally weak fishing tackle market, and 5.) reduced sales to one of the Company's mass merchant retailers. Additionally, sonar sales to Original Equipment Manufacturers (OEM's) were down from 1995 levels. OEM sonar sales are down in line with an overall decrease in new boat production versus 1995.

Reduced unit sales for sonar products were partially offset by increased sales of the Company's GPS products. The increase in GPS sales resulted from the continuing expansion of this market as well as the introduction of a new portable GPS product with mapping capabilities which began shipping in late March 1996. The increase in the average price per unit resulted from decreased sales of the Eagle and OEM sonar products offset by increased sales of the higher priced GPS products.

Gross profit as a percentage of net sales increased slightly from 36.3% to 36.5% for the three months ended April 30, 1996, compared to the same period in fiscal 1995.

Net sales for the nine months ended April 30, 1996 decreased 6.1% compared to the same period in fiscal 1995. Unit sales decreased 15.1% while the average price per unit increased 10.1%. The decrease in unit sales and increase in average selling price results from the factors discussed above, combined with modest increases in sales of Lowrance brand sonar products during the nine months ended April 30, 1996, when compared to the same period in 1995. The Lowrance sonar products are sold primarily to wholesalers and retailers who possess basic knowledge of installation, use and service of the products and can pass on such knowledge to customers. The Company has increased efforts in the sales and marketing areas aimed at strengthening the Lowrance distribution and dealer network and, as a result, sales have shown modest increases.

Gross profit as a percentage of net sales for the nine months ended April 30, 1996 was 35.1% compared to 34% for the same period in 1995. This increase is primarily attributable to; 1.) decreased sales of Eagle sonar and OEM products which generally carry lower margins, and 2.) increased sales of Lowrance products which generally carry higher margins.

Operating expenses as a percentage of net sales for the three months ended April 30, 1996, were 24.4% compared to 23.6% during the same period in 1995. Total operating expenses increased $391,000. The increase results from increases in Advertising and Marketing and Research and Development. The increase in Advertising and Marketing expense results from the Company's efforts to expand its retail distribution network and to expand consumer awareness of its GPS products. The increase in Research and Development results from the Company's emphasis on new product development, primarily GPS.

Operating expenses as a percentage of net sales for the nine months ended April 30, 1996, were 30.4% compared to 28.3% for the same period in 1995. Total operating expenses increased $149,000. The increase relates to Advertising and Marketing and Research and Development as discussed above offset by a one time charge of $1.1 million in January 1995, related to the Settlement and Licensing Agreement with Computrol, Inc.

Interest expense is up for both the three-month and nine-month periods ending April 30, 1996, compared to fiscal 1995, because of higher average borrowing levels on the Company's term loan and revolving credit facility.

The Company's effective income tax rate is lower for 1996, resulting from 1.) the formation of a Foreign Sales Corporation to take advantage of incentives related to export sales, 2.) state tax credits which have been generated from increases in employment and capital spending, and 3.) increased tax credits related to Research and Development expenditures.


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

Net cash used in operating activities increased by $265,000 during the first nine months of fiscal 1996 compared to the same period in fiscal 1995. This increase results from a smaller net income, receipt of a $1.1 million income tax refund in fiscal 1995 and an increase in short-term debt related to the Computrol settlement in 1995. These items were offset by reduced working capital increases during the first nine months of 1996 compared to the same period in 1995.

Capital expenditures (including leased assets) were $1.9 million higher during the first nine months of fiscal 1996 than the first nine months of fiscal 1995, due to capital additions to expand production capacity and to support production of new products.

The net cash used in operating activities during the first nine months of fiscal 1996 was financed primarily through borrowings under the Company's revolving line of credit and the increase in the term loan of $1.5 million.

FORWARD-LOOKING INFORMATION
- ---------------------------

Current backlog is approximately $7.4 million compared to approximately $7.3 million in May 1995. It should be noted that the backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

Sales during the first nine months of 1996 were negatively impacted by a generally weak retail environment, particularly during the first six months of fiscal 1996, with a corresponding reluctance on the part of many retailers to take large, early-season sonar stocking orders. Also, as discussed above under Results of Operations, Eagle sonar sales through April have been less than planned for the reasons outlined. Additionally, GPS sales levels were below expectations due to later than planned shipments of two new portable products with background mapping capabilities. However, GPS sales continue to increase, impacted by the expanding market and new product introductions. In recent weeks, the Company has seen an increase in retail sales of its sonar products at certain outlets. Additionally, the Company plans to begin shipment of two new GPS products in May and June and expects that demand for these models will remain strong throughout the remainder of the year. Management believes that Eagle and Lowrance sonar sales for the fourth quarter of 1996 will exceed 1995 levels and that GPS sales for the fourth quarter will be up significantly when compared to 1995 levels. Management feels that these factors will result in increased sales and profits during the last three months of fiscal 1996 when compared to the same period in fiscal 1995. Further, the Company currently anticipates modest gains in sales and profits for the entire fiscal year ending July 31, 1996, compared to fiscal 1995.

Management currently expects inventory levels at July 31, 1996, to be above inventory levels at July 31, 1995, by 15 to 20 percent. The increased inventory levels will be needed to support the relocation of certain manufacturing functions to its Mexican plant. This move is planned for August and September of 1996, and will require a build up of finished goods inventory as production during this period will be limited. The Company does not expect substantial realization problems with inventory.

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Management believes that its expectations are based on reasonable assumptions. No assurances, however, can be given that its goals will be achieved. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability, new product introductions by competitors or unexpected delays with the Company's new products currently expected for release during the last three months of 1996, could rapidly deteriorate. Any one of these variables could cause actual results to differ materially from those in the forward-looking statements included herein.

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

         Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       (a.) Exhibit (4.4): The Certificate of the Designation of Preferences, Rights and Limitations of the Lowrance Electronics, Inc. Series "A" Preferred Stock.

       (b.) On May 21, 1996, the Company filed a Form 8-K, dated May 20, 1996 (for an event occurring on May 13, 1996), which 8-K is hereby incorporated herein by this reference and made a part hereof. The Company's Form 8-K reports the issuance on May 13, 1996 of 70,000 shares of Series "A" Preferred Stock in a private placement to five key officers (Darrell J. Lowrance - President and Chief Executive Officer, 20,000 shares; Ronald G. Weber - Executive Vice-President of Technology and Engineering, 20,000 shares; Steven L. Schneider - Senior Vice-President of Sales and Marketing, 10,000 shares; Terry R. Nimmo - Vice-President of Manufacturing and Materials, 10,000 shares and Mark C. Wilmoth - Vice-President of Finance and Treasurer, 10,000 shares) of the Company. The Series "A" Preferred Stock has been issued for a term of ten (10) years for a purchase price of $6.88 per share and is non-voting, paying a non-cumulative dividend of 2 1/2c per share. Each share of Series "A" Preferred Stock is convertible into five (5) shares of the Company's common stock at a cash purchase price of $5.00 per share of common stock, but only if (i) the Chief Executive Officer of the Company sells in excess of 30% of his common stock in the Company, or (ii) the Company sells substantially all of its assets and operations to a third party. See Exhibit (4.4) attached hereto (Certificate of the Designation of Preferences, Rights and Limitations of the Lowrance Electronics, Inc. Series "A" Preferred Stock) for more detail on the Company's Series "A" Preferred Stock. The Company financed the total purchase price of $481,250.00 for the five key officers of the Company pursuant to five separate Promissory Notes each bearing interest at Chase prime and five separate Security Agreements; all of such Series "A" Preferred Stock issued by the Company (70,000 shares) is pledged to the Company to secure the five Promissory Notes.

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



Dated:     June 14, 1996
       -----------------------