Form 10-K
period 1996-07-31
LOWRANCE ELECTRONICS INC
filed 1996-10-29
CIK 804073

                               F O R M   1 0 - K

      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1996

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



 For the transition period from __________ to _________

                        Commission File Number: 0-15240

            L O W R A N C E   E L E C T R O N I C S,   I N C.
          --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        44-0624411
  ------------------------                 ------------------------------------
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                     12000 East Skelly Drive
                          Tulsa, Oklahoma                74128
              --------------------------------------   ----------
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (918) 437-6881

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

              Aggregate Market Value of the Voting Stock Held By
                Non-Affiliates on October 22, 1996 - $5,585,142

                       Number of Shares of Common Stock
                  Outstanding on October 22, 1996 - 3,352,458

                      DOCUMENT INCORPORATED BY REFERENCE
         Proxy Statement for Annual Meeting of Stockholders to be held
                         December 10, 1996 - Part III

                                 FORM 10-K

               Annual Report for Fiscal Year Ended July 31, 1996

                          LOWRANCE ELECTRONICS, INC.


                             Table of Contents                     Page
                             -----------------                     ----

                                  PART I
Item 1.     Business................................................  1

Item 2.     Properties.............................................. 11

Item 3.     Legal Proceedings....................................... 12

Item 4.     Submission of Matters to a Vote of Security Holders..... 12


                                  PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters..................................... 13

Item 6.     Selected Financial Data................................. 14

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................... 15

Item 8.     Financial Statements and Supplementary Data............. 22

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..................... 22


                                 PART III

Item 10.    Directors and Executive Officers of the Registrant...... 23

Item 11.    Executive Compensation.................................. 23

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.......................................... 23

Item 13.    Certain Relationships and Related Transactions.......... 23


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..................................... 24
                                                          and F-1 to F-17

Signatures.......................................................... 28

                          LOWRANCE ELECTRONICS, INC.
                                 Annual Report
                       For the Year Ended July 31, 1996


                                    PART I

  Item 1. Business
  ------- --------

  General
  -------

      The Company designs, manufactures, and markets sonars (also known as depth sounders) and accessories for use in recreational and commercial boating. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company also designs, manufactures, and markets Global Positioning System (GPS) navigational receivers that may be attached to and used with certain of the Company's liquid crystal display (LCD) sonars or to provide stand-alone navigational information. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as aviation, hunting, hiking, and backpacking. The sonars and GPS navigational receivers are marketed under the Company's three trade names, "Lowrance" "Eagle", and "Sea", primarily through wholesalers, original equipment manufacturers (OEMs), mail-order catalogs, mass merchandisers, and other retail outlets in all fifty states and to a lesser and limited extent in fifty-five foreign countries.

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

  Products
  --------

      The Company's products consist of sonars and related equipment, such as water temperature gauges, and Global Positioning System (GPS) navigational products.

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

          The Company's sonars are either waterproof or weatherproof and are designed to withstand the harsh environments and shocks encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open and subject to shock, rain, salt spray, and temperature extremes that constantly test the durability of the sonar. The Company's sonars are also designed for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth, and location of individual fish, depth of the thermocline, and underwater structures, rather than the location of large schools of fish. The Company's sonars are designed for and used by both fresh and saltwater sports fishermen and boaters. The Company's sonars feature a variety of transducers manufactured by the Company in different sizes and shapes to fit all types of boats and with different frequencies and angles for both deep and shallow water use. The Company's sonars are distinguished by the type of display--graphic liquid crystal displays (LCDs) and flashers and digital LCDs (other sonars).

          Graphic Liquid Crystal Display (LCD) Sonars.  The Company's LCD
          -------------------------------------------
          products are easier to use, provide more advanced capabilities, and incorporate advanced signal processing, which allows automatic operation of LCD sonars in a way that sets the controls for best performance whether at trolling or high speeds. The Company markets twenty-six LCD sonar models. All of the models utilize advanced computer technology and are keyboard controlled. The Company's LCD models graphically display the depth of the water, bottom contour, fish, and other underwater objects on a LCD and digitally display the water depth. Twelve models can also digitally display the surface temperature of the water, boat speed, and distance traveled. LCD sonars are easier to read and interpret than the Company's flasher sonars. Because LCD sonars have no moving parts, they are more durable than other sonars. The more advanced models usually retail from $350 to $550. The other LCD models, with fewer features, usually retail from $99 to $300. The Company's various LCD models range in maximum depth capabilities from 350 feet to 2,500 feet.

          Other Sonars.  The Company's others sonars include flasher displays
          ------------
          and digital displays. Flasher models were the first type of sonar products designed and manufactured by the Company. The display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a sonar signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital sonars are marketed and used solely to determine water depth which is digitally depicted on a LCD. The flasher and digital sonars have varying depth capabilities ranging from 60 feet for flashers to 1,000 feet for digital sonars and range in retail price from $140 to $300.

      Global Positioning System (GPS).
      -------------------------------

          The Global Positioning System offers worldwide navigational information for users via a constellation of twenty-four satellites. The system offers precise global navigation for land, sea, and air applications providing constant updates of an individual's or object's position in latitude, longitude, and altitude. Additionally, GPS measures speed and direction of travel. The Company's GPS navigational modules may be attached to and used with one of the Company's LCD sonars and one LCD mapping model. The combination sonar/GPS models (module included) usually retail from $800 to $1000, and the stand-alone, gimbal-mounted GPS mapping model (module included) retails for about $1,000.

         The Company's gimbal mount Global Map 2000 product utilizes input from either a GPS or Loran module to display the user's position on a pictorial background map in addition to providing the navigational information and course plotter available in all Lowrance and Eagle GPS products. Further, the user, at their option, can purchase mapping cartridges which contain over 7,000 highly detailed nautical charts. The Global Map 2000 began shipping in the first quarter of fiscal 1996 and retails for approximately $1,000 including the GPS module and cartridge reader. This unit is also sonar capable with the purchase of a sonar access module.

          In addition to the Company's gimbal-mounted GPS products, it offers an expanding range of portable, hand-held GPS navigation receivers. The first such product, the Eagle AccuNav Sport, began shipping in fiscal 1994, followed by the Lowrance GlobalNav Sport in fiscal 1995. These products are battery-powered and feature a high resolution LCD screen with full graphics capabilities which will display navigational information and course plotting. During fiscal 1996 the Company began shipping its first hand-held GPS mapping receiver, the Lowrance GlobalMap Sport, with capabilities similar to that of the Global Map 2000. These products can be used in both marine and non-marine applications and retail from approximately $349 to $649. Also during fiscal 1996 the Company manufactured and sold its first portable GPS receivers specifically designed for use by commercial and private pilots. The Lowrance AirMap GPS offers exceptionally detailed navigation displays including an HSI-style screen, and a detailed database of all North and South American airports including runway diagrams, restricted air spaces, tower and communication frequencies, and aviation services available. The unit's free built-in background map shows U.S. cities, towns, state and federal highways, all permanent streams and rivers, and lakes and ponds down to as little as a few acres. The unit can also utilize the Company's IMS SmartMap detailed mapping cartridges as well as marine mapping databases. The AirMap retails for approximately $900.

      Accessories
      -----------

          The Company also has a line of accessories consisting of water temperature gauges, cables, portable power packs, and various mounting brackets, which are used primarily in conjunction with the Company's sonars and GPS products.

  Product Sales
  -------------

      The following table sets forth the percentage of total sales of LCD and other sonars and accessories, including GPS navigational products, sold by the Company in the past three fiscal years.

                                             Percent of Total Product Sales
                                             ------------------------------
                                               1994        1995       1996
                                             --------    -------    -------
  Type of Sonar Displays -
   Liquid Crystal Graph (LCDs), including
     combination navigation units               69.1%      68.9%      62.8%
   Other sonars                                  5.1        4.6        4.0
  GPS, including stand-alone units
   and modules                                  13.8       16.3       23.7
  Accessories                                   12.0       10.2        9.5
                                               -----      -----      -----

     Total                                     100.0%     100.0%     100.0%
                                               =====      =====      =====


  Distribution
  ------------

      The Company markets its products under three trade names, "Lowrance", "Eagle", and "Sea". Sales of the Lowrance and Eagle brand products account for over 99% of total sales. Sales of Eagle Products, as a percentage of total sales were approximately 63% in 1994, 58% in 1995 and 50% in 1996.

      The Lowrance line in both sonar and GPS, with its selection of eighteen interchangeable transducers and its more complicated keyboard, is intended for the more sophisticated user. The wide choice of transducers available with the Lowrance sonars allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, and frequency to meet the boater's specific needs. As a result of recent developments in transducer design, the Company packages its Lowrance sonar models with a high-performance transducer suitable for use on nearly all types of boat hulls. Lowrance customers can exchange this transducer for credit toward one which better meets their specialized requirement for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance sonar. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers, and retailers that the Company believes have basic knowledge of the installation, use, and service of the Lowrance line and can pass on such knowledge to customers. Wholesalers and retailers purchasing products in the Lowrance line are parties to agreements with the Company providing for non-exclusive authorized dealerships and distributorships for a term of one year. As of July 31, 1996, the Company had approximately two thousand two hundred forty wholesalers and retailers that were parties to such agreements. A sonar installation subsidy is offered to authorized dealers that sell and install Lowrance products as a means of sharing the costs of the installation. The Company believes that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct the fisherman and boat owner as to the product's use. Terms of payment for products in the Lowrance line vary based on the time of the season with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

      The Eagle line is sold primarily to mass merchandisers, mail-order catalog companies, retail sporting goods stores, and wholesalers that usually do not provide technical assistance to the consumer regarding the installation and operation of sonars and GPS. Recognizing that special assistance will not be available as to the selection of an appropriate transducer or the operation of an Eagle sonar or GPS, the Company prepackages each Eagle sonar with a universal transducer designed to work adequately on most boats and has simplified the sonar's operating requirements. The Eagle sonars do not have all of the installation and operating flexibility of the Lowrance sonars but are less expensive to the consumer. Terms of payment for products in the Eagle line are generally thirty days. However, dating terms similar to those for the Lowrance line are also offered.

      Beginning in fiscal 1995, the Company began marketing a third brand of sonar and GPS navigational products, "Sea". These products are marketed through select coastal dealers and sales of Sea products did not materially contribute to fiscal 1996 sales.

      The Company's products are sold in all fifty states and fifty-five countries internationally. The Company's international sales totaled $17,000,000 in fiscal 1994, $21,000,000 in fiscal 1995, and $20,000,000 in fiscal 1996, representing approximately , 21%, 23%, and 21% of total net sales in each respective fiscal year. See Note 9 to the consolidated financial statements. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own distribution warehouses for sales and distribution of its products. Sales in neither of these two countries represented 10% or more of the Company's total annual sales for the latest three fiscal years.

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

      Sales to Wal-Mart Stores, Inc., accounted for 14% of the Company's net sales in each of fiscal years 1994, 1995, and 1996. The top ten customers, including Wal-Mart Stores, Inc., accounted for approximately 37%, 35%, and 34% in 1994, 1995 and 1996, respectively, of the Company's net sales.

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

      As of October 22, 1996, the Company's backlog of orders exceeded $10 million, including orders for new products which represented 50% of the backlog. The backlog one year ago at this time was $10.7 million. Backlog is not necessarily comparable from year to year because of the significant impact on backlog resulting from the timing and pent-up demand for the introduction of the Company's new products each year. While the Company believes that the present backlog of orders is firm, the orders for its products are subject to cancellation without further obligation by the customer at any time prior to shipment.

  Advertising and Promotion
  -------------------------

      To support the sales of its products to wholesalers, mass merchandisers, mail-order catalog companies, and others, the Company actively promotes and advertises its products to fishermen, boat owners, and increasingly to other outdoor enthusiasts. The highly-technical nature of the Company's products makes education of the user an important aspect of the Company's promotional activities. Through educating and familiarizing the user with the practical benefits and use of sonar and GPS products, the Company endeavors to create demand for its products.

      To satisfy this need, the Company utilizes a sales force of twenty-eight full-time employees to promote its products worldwide. The sales force replaces the more traditional manufacturer's representative who may represent more than one brand or product. The sales personnel employed by the Company have the knowledge and time necessary to educate wholesalers, dealers, fishermen, and boat owners on sonar products and demonstrate the practical benefits of sonar. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at tackle and boat shows, and participate in store promotions, seminars, and talks.

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

      The Company also advertises its products in newspapers, magazines, and on television. In addition, the Company has a video department which produces and distributes video catalogs and buyer guides, specific instructional tapes, and sonar educational materials. Within such advertising expenditures are separate advertising programs designed specifically for the Lowrance line and the Eagle line.

      Public relations activities include a variety of press releases covering new products and feature stories highlighting use of sonar and navigational products; press trips, where products are demonstrated to members of the outdoor media; distribution of product photos and other technical support for writers and broadcasters.

      In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions, and contributions to environmental groups. In fiscal 1992, the Company became an official sponsor of the Bass Angler's Sportsman Society's (B.A.S.S.) professional tournament trail, replacing Techsonic Industries, Inc. The Company continues to be the official sponsor of B.A.S.S. which is the nation's largest sportsman's organization with more than 550,000 active members. In addition to conducting the country's largest and best-known tournament trail, B.A.S.S. publishes four major national magazines and has more than 2,200 affiliated clubs through which the Company can strategically market its sonar and navigational products. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

  Competition
  -----------

  Sonar and Sonar/GPS Combination Units-
  -------------------------------------

      The Company encounters intense competition for its products from a number of domestic and foreign manufacturers. More than 300 brands of sonars have been offered to the consumer since the Company's formation in 1957.
  Presently, there are more than twenty-five competitors worldwide. Historically, the sonar market, as it relates to sonars marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. According to independent marketing research commissioned by the Company and issued in September 1996, the Company together with this competitor currently account for approximately 80% of sonar sales within this market segment in the United States. In this 1996 study, the Company's total market share (Eagle and Lowrance brands combined) was found to be higher than that of Techsonic. The Company believes that the study results reflect current market conditions.

      Competition in the sports fishing and boating market for the Company's products is based upon a number of factors, including quality, technological development, performance, service, and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry. Further, the Company believes that the sonar market in the United States and Canada is mature, with no significant influx of new participants to either boating or fishing in recent years. Accordingly, the Company's primary opportunity for sales growth in these markets is to take market share from its competitors. The Company continues to identify and pursue significant new market opportunities for its sonar products internationally.

  Hand-held GPS Units -
  ---------------------

      The hand-held GPS market has expanded rapidly in the past two years. Target markets for these products include but are not limited to boating, sport fishing, hunting, hiking, off-road vehicles, and aviation. The market for hand-held GPS products is growing rapidly and is expected to surpass the size of the market for sonar products during 1997. The Company believes that it has captured less than 10% of this market to date, although it has recently introduced two new GPS product designs which began shipping during the first quarter of fiscal 1997 at highly competitive low-end prices. The Company's ability to capitalize on the rapid growth of recreational GPS products should be dramatically improved with these two new price-competitive products. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies which can be quickly brought to market at competitive prices.

      Two competing GPS companies currently dominate this market and the Company believes these two competitors combined control in excess of 70% of the hand-held GPS market. The primary reason for their success to date is that both companies have introduced and marketed products retailing for under $200. It is the Company's belief that these low-cost products are being produced outside of the United States to take advantage of lower labor costs. Both companies offer a range of higher priced products with more features including products specifically aimed at the avionics market. One of these competitors recently introduced a combined GPS and sonar model, its first and to date only sonar product. The Company does not believe that this model will have a significant impact on its own extensive lines of sonar products during fiscal 1997.

      Currently, the Company offers three Eagle and four Lowrance hand-held products, which retail at prices between $199 and $899. The Lowrance GlobalMap Sport began shipping in March 1996. This hand-held product combines the features found in the GlobalNav Sport with mapping capabilities similar to the GlobalMap 2000 and retails for under $700. The Eagle AccuMap Sport began shipping in June and retails for approximately $600. There are currently no other products on the market with these features at or below these price points, although one major manufacturer has announced plans to sell a product it claims has similar capabilities. The Company will begin shipping its new Eagle Explorer handheld GPS during the first quarter of fiscal 1997. This product features a 12 parallel-channel receiver, high-resolution display, internal battery back-up of stored information and a unique rechargeable battery option for a retail price of approximately $199.

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

      The Company has been an industry leader in offering advanced performance products at strategically acceptable price points. Further, the Company believes that its service programs, designed to rapidly respond to the customers' needs, along with the extended warranty programs covering the Lowrance, Eagle and Sea product lines, are the most comprehensive services available to the customer in the industry.

  Product Research and Development
  --------------------------------

      The Company's operations and competitive position are dependent to a large extent upon its ability to anticipate and react to the technological innovations inherent in its industry. The Company has been engaged in the development of sonars and the refinement of its existing sonar models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed a portable sonar capable of locating individual fish and their depths. Among other significant sonar advancements, the Company developed and patented an effective interface suppression system and interchangeable high speed transducers which permit operation of sonar at boat speeds of up to 70 miles per hour. The Company also introduced in 1979 a computer-controlled sonar with microprocessor chip and software allowing high speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high resolution and "Supertwist" high visibility liquid crystal displays. In 1989, the Company introduced the first fully waterproof sonar/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna coupler module. Advanced Signal Processing (ASP), a breakthrough in automatic sonar control developed in 1990, constantly evaluates the effect of varying water conditions, boat speeds, and interference sources, adjusting the sonar's many settings for optimum performance. Based on the Company's belief that the military's GPS would be the preferred method of navigation in the future, if it became affordable, the Company introduced six marine GPS products in 1992 with most at breakthrough price points. The SupraPro ID, a new sonar model for 1994 which retails for under $100, provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the Global Map 1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav Sport hand-held GPS product, which retails for under $400, revolutionized the GPS market in 1994 by offering users all the highly-detailed chart plotting features previously available only on larger and more costly gimbal-mounted GPS products at less than half the price. In 1995, the Company introduced its latest generation of "3D" sonar products, the ULTRA III 3D and the X-70A 3D which provide expansive underwater coverage and innovative "3D" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products offered the Company's new "Broadview" technology. By purchasing a "Broadview" accessory transducer (which can be installed on the transom or on a trolling motor), users can expand their sonar coverage to search out -- left or right -- to detect fish and cover down and outward from the boat. In 1996 the Company introduced and delivered its first handheld GPS mapping products. In fiscal 1997, the Company is introducing six new sonar products with unprecedented display screen resolution, newly designed cases and keypads and improved operating systems at breakthrough retail price points. Additionally, the Company will deliver four new GPS products, two handheld receivers and two gimbal-mount products, each utilizing new 12 parallel-channel receiver technology at price points below $250 and $350 respectively.

      Research and development expenditures of the Company were $2,574,000 in fiscal 1994, $2,868,000 in fiscal 1995, and $3,439,000 in fiscal 1996. The
  Company plans additional development of its LCD sonars to increase performance and versatility and is conducting research and development into other marine electronic equipment utilizing technology with which it is familiar. Also, the Company intends to develop additional GPS products for use in marine and non-marine applications.

      To augment its continued investment in product research and development, the Company has invested in several new manufacturing and design technologies:
  Surface Mount Technology (SMT) production equipment, Computer Aided Design
  (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), and Liquid Crystal Display (LCD) assembly. These advanced technologies, which were essential to the development of the Company's new sonar and GPS products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.

  Manufacturing and Suppliers
  ---------------------------

      Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company will expand its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 88,000 square foot leased facility in Ensenada which has been constructed to allow expansion to 108,000 square feet as the Company requires more operating space. Currently, the Company will utilize 70,000 square feet for manufacturing including a 26,000 square foot clean room of the 88,000 square feet presently occupied by the Company. The Company will combine its existing Mexico production with expanded Sonar and GPS manufacturing operations in this new facility. The Company will also continue to manufacture product in its existing facility in Tulsa, Oklahoma. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products, are an integral part of the Company's manufacturing process. The Company's Tulsa manufacturing facilities and its expanded Mexico operation, are sufficient to allow increased production without substantial capital investments.

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

  Product Warranty and Support Services
  -------------------------------------

      Substantially all of the Company's products are sold with a full one-year warranty. The Company offers the consumer the right to extend the warranty for an additional two years on sonar products by purchasing an extended warranty package. Warranty expenses have averaged approximately 2.0% of sales during the last three fiscal years. The Company emphasizes service after the sale in connection with its products by providing a prepaid, pre-addressed shipping label packed with each unit for use by the consumer located in the United States electing to return the unit to the Company for warranty or non-warranty repairs. The Company guarantees a three-day in-house turnaround on units sent in for repair. Warranty and non-warranty repairs are available from the Company's plant in Tulsa, Oklahoma, and from ten "depo" centers throughout the United States and from dealers and distributors in forty-one foreign countries.

  Patents and Trademarks
  ----------------------

      Since 1970, the Company has obtained thirty-five patents expiring at various dates from 1987 through 2015. Since 1970, eleven design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's accounts receivable and inventory line of credit financing. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

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

      The Company has registered thirty-one trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle", with an accompanying logo and has additional trademark applications filed.

  Employees
  ---------

      As of July 31, 1996, the Company employed 970 persons on a full-time basis of whom approximately 753 were involved in manufacturing and materials. Of the 753 full time employees involved in manufacturing and materials, 530 employees are located in the Company's headquarters in Tulsa, Oklahoma and 223 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 217 employees were engaged in research and development, sales and marketing, and administration. During the year, the Company utilizes temporary workers to allow it to adjust its workforce as its production needs change. At July 31, 1996, approximately 237 of such workers were engaged by the Company which are included in the above amounts. Additionally, the Company retains, on a part-time basis, over 250 independent contractors, the "pro-staff", that assist in promoting its products.

      The Company has never experienced a work stoppage, and none of its employees are represented by a union. Management considers its employee relations to be excellent.


  Item 2.  Properties
  -------  ----------

      The Company maintains its offices and manufacturing and warehouse facilities at 12000 East Skelly Drive, Tulsa, Oklahoma, 74128. The Company's Tulsa facilities are located on approximately 23 acres of land and consist primarily of a masonry building containing approximately 116,000 square feet of floor space, of which 52,000 square feet are used for manufacturing operations, 19,000 square feet for warehousing, and 45,000 square feet for office and laboratory space.

      The Company, through its Mexican subsidiary, leases a manufacturing facility in Ensenada, Mexico. The facility has approximately 25,000 square feet, and the Company uses this facility to manufacture most of its high volume transducer and cable assemblies. In fiscal 1997, the Company has expanded its Ensenada, Mexico operations by leasing a new 88,000 square foot manufacturing facility which has been constructed to permit the Company to expand into the built out, but unfinished 20,000 square foot, second floor
  affording the Company 108,000 square feet.   The Company presently is using
  70,000 square feet for manufacturing including a 26,000 square foot clean room of the 88,000 square feet occupied by the Company. The existing facility will be eliminated during 1997 and the Company will combine the transducer and cable assembly operations with Sonar and GPS assembly operations.

      The Company also leases a 79,000 square foot facility for warehousing and shipping in Tulsa, Oklahoma and 2,500 square feet and 3,500 square feet of warehousing, shipping and office space in Australia and Canada, respectively.

      The Company believes that its facilities and equipment are well suited to its needs and are properly maintained. The Company's current manufacturing facilities, including the expanded Mexico facility are sufficient to allow for increased production without significant capital investment. The facilities and equipment are believed to be operating in substantial compliance with all current regulations. All the facilities and equipment are, in the opinion of the Company, adequately insured.


  Item 3.  Legal Proceedings
  -------  -----------------

      None.

  Item 4.  Submission of Matters to a Vote of Security Holders
  -------  ---------------------------------------------------


      None.

                                   PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
  -------  ---------------------------------------------------------------------

      As of October 22, 1996, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's inventory and accounts receivable line of credit agreement prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

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


                                            1995                  1996
                                     -----------------      ----------------
                                      High       Low         High      Low
                                       $          $           $         $
                                     -----------------      ----------------
          1st Quarter                 5 3/4      3 1/4       6 1/2     4 1/2
          2nd Quarter                 6 1/4      3 3/4       5 1/2     3 3/4
          3rd Quarter                 7          5 1/4       6 1/2     4 3/4
          4th Quarter                 7 1/4      5           7 1/4     4 3/4

  Item 6.  Selected Financial Data
  -------  -----------------------

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



                                              Years Ended July 31,
                               -------------------------------------------------

                                  1992      1993      1994       1995      1996
                                -------   -------   -------    -------   -------

                                    (in thousands, except per share amounts)
  Operating Data:
   Net sales                   $ 68,373  $ 79,634  $ 81,250   $ 91,116  $ 94,579
   Gross profit                $ 24,965  $ 28,182  $ 25,330   $ 31,069  $ 31,988
   Income (loss) before
     income taxes and
     extraordinary credit      $  2,697  $  4,423  $ (1,663)  $  2,061  $  2,199
   Extraordinary credit        $    863  $    -    $    -     $     -   $      -
   Net income (loss)           $  2,501  $  3,000  $   (672)  $  1,422  $  1,743

  Per Share Data:
   Weighted average number
     of shares outstanding        3,416     3,403     3,350      3,352     3,352

   Income (loss) before
     extraordinary credit      $    .48  $    .88  $   (.20)       .42       .52
   Extraordinary credit             .25         -         -          -         -
                               --------  --------  --------   --------  --------

   Net income (loss)           $    .73  $    .88  $   (.20)  $    .42  $    .52

  Balance Sheet Data:
   Working capital             $  8,122  $ 11,090  $ 12,872   $ 14,777  $ 18,509
   Total assets                $ 24,391  $ 28,376  $ 35,028   $ 40,228  $ 47,108
   Long term debt, less
     current maturities        $  3,452  $  5,269  $  9,379   $  9,975  $ 13,705
   Stockholders' equity        $ 10,036  $ 12,630  $ 11,991   $ 13,452  $ 15,196

  Item 7.  Management's Discussion and Analysis of Financial Condition and
  -------  ---------------------------------------------------------------
           Results of Operations
           ---------------------

  General
  -------

      The following table sets forth for the periods indicated the relative percentages that certain items of income and expense bear to net sales:

                                            Years Ended July 31,
                                      --------------------------------
                                         1994        1995       1996
                                      ----------  ----------  --------
                                           (percent of net sales)
      Net sales                           100.0%      100.0%    100.0%
      Cost of sales                        68.8        65.9      66.2
                                          -----       -----     -----

          Gross profit                     31.2        34.1      33.8

      Operating expenses:
        Selling and administrative         27.0        24.2      24.6
        Research and development            3.2         3.2       3.6
        Unusual Item                          -         1.2         -
                                          -----       -----     -----

          Operating income                  1.0         5.5       5.6

      Interest expense                     (1.5)       (1.7)     (2.0)
      Other, net                           (1.5)       (1.5)     (1.3)
                                          -----       -----     -----

      Income (loss) before income
        taxes                              (2.0)        2.3       2.3
      Provision (benefit) for
        income taxes                       (1.2)         .7        .5
                                          -----       -----     -----

      Net income (loss)                     (.8)        1.6       1.8
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

      The following table sets forth the quarterly results for the past three fiscal years:


      Years Ended July 31            Sales              Net Income (Loss)
------------------------------  ---------------      -----------------------
                                        (dollars in thousands)
             1994
             ----
  First Quarter (Aug.-Oct.)     $ 12,176    15.0%    $ (1,076)   (159.1)%
  Second Quarter (Nov.-Jan.)      18,583    22.9          (88)    (13.1)
  Third Quarter (Feb.-Apr.)       31,614    38.9          966     143.8
  Fourth Quarter (May-July)       18,877    23.2         (474)    (71.6)
                                 -------   -----      -------    ------

      Total for Year            $ 81,250   100.0%    $   (672)   (100.0)%
                                 =======   =====      =======     =====

             1995
             ----
  First Quarter (Aug.-Oct.)     $ 14,215    15.6%    $ (1,203)    (84.6)%
  Second Quarter (Nov.-Jan.)      25,417    27.9          445      31.3
  Third Quarter (Feb.-Apr.)       32,151    35.3        2,181     153.3
  Fourth Quarter (May-July)       19,333    21.2           (1)      0.0
                                 -------   -----      -------     -----

      Total for Year            $ 91,116   100.0%    $  1,422     100.0%
                                 =======   =====      =======     =====

             1996
             ----
  First Quarter (Aug.-Oct.)     $ 13,967    14.8%    $ (1,175)    (67.4)%
  Second Quarter (Nov.-Jan.)      20,692    21.9         (380)    (21.8)
  Third Quarter (Feb.-Apr.)       32,761    34.6        2,237     128.3
  Fourth Quarter (May-July)       27,159    28.7        1,061      60.9
                                 -------   -----      -------     -----

      Total for Year            $ 94,579   100.0%    $  1,743     100.0%
                                 =======   =====      =======     =====


      Demand for the Company's products is affected by the rapidly changing technological environment of consumer electronics. If the Company fails to anticipate technological innovations advanced by its competitors and introduce technologically competitive products, demand for the Company's products will diminish. In each of the past three fiscal years, new product sales have accounted for more than 20% of total sales.

      Additionally, sales of the Company's products are affected by adverse changes in economic conditions, increased oil prices or adverse weather conditions. The Company believes that the lower-priced and easier to use LCD sonar products available in recent years attracted an increased number of less serious fishermen to the marketplace who are more likely to reduce their purchase of sonar products during adverse economic conditions and /or prolonged adverse weather conditions. The Company believes that the sonar market in the United States and Canada is mature, with no significant growth in boating or fishing participation in recent years. Any opportunity for growth in these markets will rely on the ability of the Company to increase its market share. Some market growth for sonar products is anticipated as related to international markets as the Company continues to focus efforts in these areas: This, even though international sales for 1996 decreased from 1995 by $1.3 million (6%) caused primarily by weak market conditions in Canada. The market for GPS products, both Domestic and International, is expected to continue to expand. The Company's future success in GPS is heavily dependent upon keeping pace with competitors who are rapidly introducing new products and new pricing strategies in the increasingly competitive marketplace. Accordingly, the Company's future sales could be adversely affected by a reduction in consumer spending, a decline in recreational boating and sport fishing resulting from significant increases in oil prices, or new product introductions by competitors.

      Sales of sonar products including combination sonar/GPS units were up $6.7 million (11%) from fiscal 1994 to 1995 and decreased approximately $3.8 million (6%) from fiscal 1995 to 1996. Sales of GPS products increased approximately $3.6 million (32%) from fiscal 1994 to 1995 and increased approximately $6.9 million (51%) from fiscal 1995 to 1996. A significant percentage of the increase for GPS in fiscal 1996, related to the shipment, late in the year, of two portable mapping units, the GlobalMap Sport and the AirMap. The shipment of these two products had a positive affect on sales and net income for the fourth quarter of 1996.

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

      The Company begins planning for sales during each fiscal year in February or March of the preceding year. The planning includes the preparation of an annual sales forecast for the upcoming fiscal year. The forecast is reviewed by the Company at least monthly, and if necessary, the forecast is revised. The forecast of products must allow time for ordering raw materials and parts, which may take as long as five months for delivery following the Company's order, and for manufacturing so that the Company has a build-up of finished goods inventory sufficient to meet demand prior to the peak sales months. Failure by the Company to accurately forecast market trends, introduction of technological advancements, or the demand for particular models can result in a build-up of raw material and finished goods inventory that is obsolete or must be liquidated at reduced prices. The build-up of raw material and finished goods inventory in anticipation of orders during the peak selling season, the cash outlays required to purchase tooling to manufacture new products, together with extended payment terms of up to 120 days offered by the Company, which historically, results in a significant increase in working capital requirements from a low in June through August to a high in September through December. Working capital at July 31, 1996, increased significantly from previous years. The reasons for which are discussed below under "Liquidity and Capital Resources."

      The Company uses a Material Requirements Planning system to control inventory by eliminating stockpiling and by utilizing a continuous flow method of manufacturing. Under the continuous flow method of manufacturing, parts and supplies are ordered and scheduled for purchase and delivery only at such time as they are expected to be needed in the manufacturing process. The Material Requirements Planning also results in a reduction of the Company's safety stock and a shorter manufacturing cycle.

      The following discussion and analysis relate to factors that have affected the financial condition and operating results of the Company for fiscal years 1994 through 1996. Reference should also be made to the Consolidated Financial Statements and the notes thereto included elsewhere herein.

  Results of Operations
  ---------------------

  Net Sales
  ---------

      Net sales for fiscal 1996 increased 3.8% over fiscal 1995. Unit sales, which include sonar units, combination sonar/navigation units, and stand-alone navigation units, decreased 2.7% and the average price per unit increased 10%.

      When comparing fiscal 1996 to 1995, unit sales decreased primarily due to decreased sales of the Company's Eagle Sonar products which are sold primarily to mass merchandisers, mail order catalog companies, retail sporting goods store and wholesalers. Management believes that the following factors contributed to reduced Eagle sonar sales: 1.) lack of sonar market growth in North America in general, 2.) inventory dollars at retailers, historically committed to sonar, are being redirected to Global Positioning System (GPS) products, 3.) an unusually cold winter and cool spring in many of the Company's key markets in the United States. The target market for Eagle sonar products is more affected by adverse weather, 4.) a generally weak fishing tackle market, and 5.) reduced sales to one of the Company's mass merchant retailers. Additionally, sonar sales to Original Equipment Manufacturers (OEM's) were down from 1995 levels. OEM sonar sales were down in line with an overall decrease in new boat production versus 1995. Lowrance unit sales increased versus 1995 primarily as the result of the expansion of the Lowrance product line into several national retail chains.

      Reduced unit sales for sonar products were partially offset by increased sales of the Company's GPS products. The increase in GPS sales resulted from the continuing expansion of this market as well as the introduction of two new portable GPS products with mapping capabilities which began shipping in late 1996. The increase in the average price per unit resulted from decreased sales of the Eagle and OEM sonar products offset by increased sales of the higher priced GPS products.

      Net sales for fiscal 1995 increased 12% over fiscal 1994. Unit sales, which include sonar units, combination sonar/navigation units, and stand-alone navigation units, increased 6% and the average price per unit increased 6%.

      When comparing fiscal 1995 to 1994, unit sales increased primarily due to:
  1) an increase in sales of substantially all of the Company's Lowrance sonar and sonar/navigation combination units which are sold primarily through boat and motor dealers, 2) higher sales of units to OEM's and 3) increased sales of the Company's GPS products. Increased sales of Lowrance models and increased sales to OEM's can be attributed to continued strong demand for new boats in the United States. The increased sales of Lowrance products were offset by a decrease in certain of the Company's Eagle products. The decline in Eagle units results from competitive factors and an unusually cool and wet spring and early summer in a large number of the Company's markets. As discussed above, the Company feels that Eagle product sales are more susceptible to the effects of adverse weather during the peak selling season.

      The 1995 average selling price increased 6% when compared to 1994 due primarily to the increased sales of Lowrance products, which generally carry higher prices and the corresponding decrease in Eagle sales which generally carry lower prices. Also, increased sales of GPS products contributed to the increase in the average selling price between years.

  Gross Profit
  ------------

     The gross profit margin decreased slightly to 33.8% in 1996 from 34.1% in 1995. Price decreases on existing GPS products caused by competitive market factors resulted in this decline.

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

  Operating Expenses
  ------------------

      Operating expenses, comprised of selling, administration and research and development expenses, as a percentage of net sales, decreased from 28.6% in fiscal 1995 to 28.3% in 1996. Total costs increased $661,000. The major factors contributing to this increase were, 1.) increased sales and marketing costs associated with efforts aimed at existing sonar markets as well as new GPS markets, and 2.) increased research and development expenses which resulted from the Company's efforts in new product development, primarily GPS. These cost increases were offset by a decrease of $1,100,000 in costs associated with the Settlement Agreement and License Agreement with Computrol reached on January 10, 1995, and a decrease in other variable selling expenses consisting of products returns costs.

      Operating expenses, as a percentage of net sales decreased from 30.2% in fiscal 1994 to 28.6% in 1995. Total costs increased $1,523,000. The major factors contributing to this increase were 1) the $1,100,000 unusual item related to the settlement Agreement and License Agreement with Computrol, 2) other variable selling expenses, such as freight-out and products returns cost, were up approximately $800,000 due to increased volumes, and 3) research and development expenditures were up $294,000 due to the Company's continuing efforts to develop new products. Expense reductions in sales and marketing partially offset the effects of the above increases.

  Interest Expense
  ----------------

      Interest expense in fiscal 1996 increased by $300,000 from 1995 due to increased borrowing levels primarily associated with the Company's revolving credit line. The increased borrowings under the revolving credit line resulted from higher working capital needs to support increased sales levels and to build inventory to support the move of certain manufacturing operations to the Company's Mexican manufacturing facility.

      Interest expense in fiscal 1995 increased by $317,000 from 1994 due to an increase in the Company's effective interest rate as the prime rate, to which most of the Company's borrowings are tied, was increased several times.

  Income Taxes
  ------------

      The effective tax rate for fiscal 1994, 1995 and 1996 was (59.6)%, 31%, and 20.7% respectively. For Fiscal 1996, the effective tax rate is less than the statutory federal tax rate of 34% due primarily to increases in state income tax credits and refunds of prior years income taxes and related adjustments. For Fiscal 1995, the effective tax rate is less than the statutory federal tax rate of 34% due primarily to the research and development credit offset by state income tax provisions. The effective rate for fiscal 1994 was positively impacted due to the realization of tax benefits from the research and development credit, the recognition of foreign tax loss carryforwards, and state income tax credits.

  Income/(Loss)
  -------------

      Net income (loss), as a percentage of net sales, was 1.8% in fiscal 1996, 1.6% in fiscal 1995, and (.8%) in fiscal 1994. The higher percentages in 1996 and 1995 were primarily the result of increased sales, higher gross margin percentages during both of those years combined with increased operating expenses as a percentage of net sales in fiscal 1994. The margin declines in 1994 were the result of price reductions and certain of the operating expense increases in 1994 were made in response to competitive market conditions.

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

      The Company's primary sources of liquidity are cash flow from operations, an accounts receivable and inventory line of credit, and lease financing. The line of credit allows the Company to borrow up to 85% of its qualifying accounts receivable, 30% of qualifying raw materials inventory, and 60% of qualifying finished goods inventory. Borrowings for inventory, however, are limited to $12,000,000. A yearly lease line of credit is usually established to finance the acquisition of qualifying equipment and certain other assets.

      Traditionally, the Company's near-term liquidity is at its lowest during the period August through December due to limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, and extended payment terms offered to customers to stimulate sales during the seasonally slow period. As previously described, it is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months. By the end of the second quarter with the historical increase in sales, the Company's sources of liquidity begin to improve.

      In fiscal 1996, the Company announced plans to expand its Mexican manufacturing operation to meet increasing demand for its products, particularly GPS models. The Company entered into a long-term lease for a new manufacturing facility and is responsible for funding a large portion of the leasehold improvements necessary for the building to meet its specific production needs. In addition to funding the leasehold improvements, it was necessary to build additional inventory levels during the last few months of fiscal 1996 to support expected sales during the first quarter of fiscal 1997, which is the period that the Company will use for the transition of its production operations to Mexico.

      Management expects these sources discussed above to satisfy the Company's financing needs for the short and long-term. At July 31, 1996, there were approximately $1.9 million of additional borrowings available under the Company's revolving line of credit. This additional availability was related solely to the timing of payments to vendors and was depleted in early August 1996. As is consistent with prior years, management expects to be at maximum borrowing limits through the first two quarters of fiscal 1996.

  Because the line of credit will be at its maximum levels during this period, the Company must delay payments to vendors during these months. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for years and the overall financial performance of the Company was improved in 1996 compared to the previous year.

      In fiscal 1996, net cash provided by financing activities was used to finance capital additions (not financed by leases) of $1.9 million and to provide funds consumed in operating activities of $1.3 million. In fiscal 1995, net cash provided by operating and financing activities was used to finance capital additions (not financed by leases) of $1.3 million. Cash flows provided by financing activities for fiscal 1994 were used to finance capital additions (not financed by leases) of $2 million and to provide funds consumed in operating activities of $1.2 million.

  Working Capital
  ---------------

      The Company's working capital ratio was 1.9 at July 31, 1995 and 2.1 at July 31, 1996.

      Inventory levels at July 31, 1996 are up $2.8 million or 16% from July 31, 1995. The increase in inventory levels can be attributed to the buildup associated with the start-up of the expanded Mexican manufacturing facility.

      The Company does not expect substantial realization problems with this inventory.


  Long-Term Debt and Revolving Credit Agreement
  ---------------------------------------------

      The Company's term and revolving credit loan agreement, which is more fully described in Note 3 to the Consolidated Financial Statements, provided for interest at a rate up to 1 1/2% over prime with maximum borrowings of up to $26,500,000 on the revolving line of credit. In addition to the financing described above, the Company has arranged a $2.5 million lease line to finance its qualifying capital additions during fiscal 1997. Also, in October, 1996, the Company's primary lender agreed to increase funding under the term loan by $500,000 to be repaid on May 31, 1998.

  Capital Expenditures
  --------------------

      Capital expenditures were $4,221,000, $2,461,000, and $3,968,000 for the years ended July 31, 1994, 1995, and 1996, respectively. Of the fiscal 1996 total, approximately $2.9 million is related to tooling, molds, dies, and equipment to design and manufacture the Company's products. The Company currently plans for capital expenditures of approximately $4 million in fiscal 1997 with approximately $1.6 million for leasehold improvements associated with the Mexican manufacturing facility, and approximately $2 million for tooling, molds, dies, and production equipment.

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

  Outlook
  -------

      The Company anticipates continued profitability in fiscal 1997, primarily as the result of continuing strong economic and market conditions and market acceptance of the Company's 1997 product offering which includes nine new models. Management currently anticipates positive cash flows from operations in fiscal 1997 based on attaining current projections for net income and inventory levels. These current projections are heavily dependent on the success of the new products, particularly GPS products, and continued success of the GlobalMap Sport and AirMap, which began shipping during the fourth quarter of 1996 and contributed positively to 1996 results. For 1997, the Company has three new GPS units which are projected to contribute significantly to the Company's net sales and net income projections. The Company also has six new sonar products for 1997. Overall, the Company is expecting new products to generate in excess of 35% of the 1997 net sales projections. If the Company experiences production delays with its new products or unforeseen competitive pressures, this could have a material adverse affect on current projections. Also, because of the dynamic environment in which the Company operates, one or more key factors which are discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.


  Item 8.  Financial Statements and Supplementary Data
  -------  -------------------------------------------

      The Consolidated Financial Statements and Supplementary Data are indexed in Item 14 hereof.


  Item 9.  Changes in and Disagreements with Accountants on Accounting and
  -------  ---------------------------------------------------------------
         Financial Disclosures
         ---------------------

      None.

                                   PART III

  Item 10.  Directors and Executive Officers of the Registrant
  --------  --------------------------------------------------

      Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.


  Item 11.  Executive Compensation
  --------  ----------------------

      Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management
  --------  --------------------------------------------------------------

      Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.


  Item 13.  Certain Relationships and Related Transactions
  --------  ----------------------------------------------

      Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 annual meeting.

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

    (a) Financial Statements, Schedules, and Exhibits:
        ---------------------------------------------

                                                                            Page
                                                                            ----
        1. Consolidated Financial Statements and Schedules:

             Index to Consolidated Financial Statements                      F-1

             Report of Independent Public Accountants                        F-2

             Consolidated Balance Sheets - July 31, 1995 and 1996            F-3

             Consolidated Statements of Income (Loss) for the Years
               Ended July 31, 1994, 1995, and 1996                           F-4

             Consolidated Statements of Stockholders' Equity for the
               Years Ended July 31, 1994, 1995, and 1996                     F-5

             Consolidated Statements of Cash Flows for the Years
               Ended July 31, 1994, 1995, and 1996                           F-6

             Notes to Consolidated Financial Statements
               for the Years Ended July 31, 1994, 1995, and 1996             F-7

             Schedules for the Years Ended July 31, 1994, 1995, and 1996

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

           10.13 Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., which is incorporated herein by reference thereto.

           10.14 Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

           10.15 Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

           10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

           10.17 Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

           10.18 Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, which is incorporated herein by reference thereto.

           10.19 First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.) previously filed as exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           10.20 Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S.
                    A. de C. V. dated August 30, 1996, filed herewith.

           10.21 Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, filed herewith.

           22.1 Subsidiaries of the Company previously filed as Exhibit 22.1 to the Company's 1993 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

           22.12    Subsidiaries of the Company previously filed as Exhibit
                    22.12 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

    (b) Reports on Form 8-K:
        -------------------

        May 13, 1996: Item 5 "Other Events - Legal Proceedings" related to issuance of Series "A" Redeemable Preferred Stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOWRANCE ELECTRONICS, INC.


  DATE:    October 28, 1996         BY:/s/ Darrell J. Lowrance
         -------------------------     -------------------------------------
                                       Darrell J. Lowrance,
                                       President and
                                       Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

  /s/ Darrell J. Lowrance
  ---------------------------
  Darrell J. Lowrance          President, Chief Executive       October 28, 1996
                               Officer, and Director
                               (Principal Executive Officer)


  /s/ Mark C. Wilmoth
  ---------------------------
  Mark C. Wilmoth              Vice President of Finance and    October 28, 1996
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)


  /s/ Alpo F. Crane
  ---------------------------
  Alpo F. Crane                Director                         October 28, 1996



  /s/ Willard P. Britton
  ---------------------------
  Willard P. Britton           Director                         October 28, 1996



  /s/ Peter F. Foley, III
  ---------------------------
  Peter F. Foley, III          Director                         October 28, 1996



  /s/ Ronald G. Weber
  ---------------------------
  Ronald G. Weber              Executive Vice President of      October 28, 1996
                               Engineering and Director


  /s/ Robert F. Biolchini
  ---------------------------
  Robert F. Biolchini          Secretary and Director           October 28, 1996

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    Page
------------------------------------------------------------------------

  Report of Independent Public Accountants                           F-2

  Consolidated Balance Sheets - July 31, 1995 and 1996               F-3

  Consolidated Statements of Income (Loss) for the Years
    Ended July 31, 1994, 1995, and 1996                              F-4

  Consolidated Statements of Stockholders' Equity for the
    Years Ended July 31, 1994, 1995, and 1996                        F-5

  Consolidated Statements of Cash Flows for the Years Ended
    July 31, 1994, 1995, and 1996                                    F-6

  Notes to Consolidated Financial Statements for the Years Ended
    July 31, 1994, 1995, and 1996                                    F-7




                             Supplemental Schedule
                             ---------------------


  Schedule II - Valuation and Qualifying Accounts
   for the Years Ended July 31, 1994, 1995, and 1996                 F-17

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

  We have audited the accompanying consolidated balance sheets of LOWRANCE ELECTRONICS, INC., (a Delaware corporation) and subsidiaries as of July 31, 1995 and 1996, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc., and subsidiaries as of July 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

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



                                                ARTHUR ANDERSEN LLP



  Tulsa, Oklahoma
  October 3, 1996

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------
                                                                 JULY 31,
                                                           -------------------
                                                            1995         1996
                                                            ----         ----
                                                              (in thousands)
CURRENT ASSETS:
 Cash and cash equivalent                                   $   643  $   621
 Trade accounts receivable, net of reserves
  of $480,000 in 1995 and $539,000 in 1996                   10,665   12,821
 Inventories (Note 2)                                        17,976   20,773
 Prepaid income taxes                                         1,326    1,304
 Prepaid expenses                                               479      631
                                                            -------  -------
   Total current assets                                      31,089   36,150

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)                  8,691   10,043

OTHER ASSETS                                                    448      915
                                                            -------  -------
                                                            $40,228  $47,108
                                                            =======  =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                      $ 3,499  $ 5,019
  Accounts payable                                            7,494    8,158
  Accrued liabilities:
   Compensation and benefits                                  2,418    2,482
   Product costs                                              1,656    1,113
   Other                                                      1,245      869
                                                            -------  -------
    Total current liabilities                                16,312   17,641
                                                            -------  -------

DEFERRED INCOME TAXES                                           489      566
                                                            -------  -------

LONG-TERM DEBT, less current maturities
 (Note 3)                                                     9,975   13,705
                                                            -------  -------

SERIES "A" REDEEMABLE PREFERRED STOCK, $.50 par
value, 70,000 share authorized and issued in 1996                -        -

STOCKHOLDERS' EQUITY, per accompanying
  statements (Note 5):
  Preferred stock, no par value, 300,000 shares
  authorized, none issued in 1995 and 230,000
  authorized, none issued in 1996                                -        -
  Common stock, $.10 par value, 10,000,000
   shares authorized, 3,352,458 shares issued                   335      335
  Paid-in capital                                             5,600    5,600
  Retained earnings                                           7,661    9,404
  Foreign currency translation adjustment                      (144)    (143)
                                                            -------  -------
    Total stockholders' equity                               13,452   15,196
                                                            -------  -------
                                                            $40,228  $47,108
                                                            =======  =======

The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------


                                             FOR THE YEARS ENDED JULY 31,
                                             -----------------------------
                                               1994       1995      1996
                                             ---------  --------  --------
                                        (in thousands, except per share amounts)
NET SALES                                      $81,250    $91,116   $94,579
COST OF SALES                                   55,920     60,047    62,591
                                               -------    -------   -------

 Gross profit                                   25,330     31,069    31,988
                                               -------    -------   -------

OPERATING EXPENSES:
 Selling and administrative                     21,966     22,095    23,285
 Research and development                        2,574      2,868     3,439
 Unusual Item (Note 12)                             -       1,100        -
                                               -------    -------   -------

  Total operating expenses                      24,540     26,063    26,724
                                               -------    -------   -------

 Operating income                                  790      5,006     5,264
                                               -------    -------   -------

OTHER EXPENSES:
 Interest                                        1,264      1,581     1,881
 Other                                           1,189      1,364     1,184
                                                -------    -------   -------

  Total other expenses                           2,453      2,945     3,065
                                                -------    -------   -------

INCOME (LOSS) BEFORE INCOME TAXES               (1,663)     2,061     2,199
                                                -------    -------   -------

PROVISION (BENEFIT) FOR INCOME
 TAXES (Note 7)                                   (991)       639       456
                                                --------    -------   -------


NET INCOME (LOSS)                              $  (672)   $ 1,422  $  1,743
                                               =======    =======   =======


NET INCOME (LOSS) PER COMMON SHARE (Note 5)    $  (.20)   $   .42  $    .52
                                                =======    =======  =======


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 5)                     3,350      3,352    3,352
                                               =======    =======  =======


   The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1994, 1995, AND 1996
               -------------------------------------------------
                                   (Note 5)
                                   --------



                                                                     Foreign
                               Common Stock                          Currency
                              --------------  Paid-In   Retained   Translation
                              Shares  Amount  Capital   Earnings    Adjustment
                              ------  ------  --------  ---------  ------------
                                          (in thousands)

  Balance -
   July 31, 1993               3,347  $  335  $  5,589  $  6,911       $  (205)
  Net loss                        -       -         -       (672)           -
  Exercised options                5      -         11        -             -
  Foreign currency
    translation adjustment        -       -         -         -             22
                                -----    ----    ------    ------         -----

  Balance -
    July 31, 1994              3,352     335     5,600     6,239          (183)
  Net income                      -       -        -       1,422            -
  Foreign currency
    translation adjustment        -       -        -         -              39
                                -----    ----    ------    ------         -----

  Balance -
    July 31, 1995              3,352     335     5,600     7,661          (144)
  Net income                      -       -        -       1,743            -
  Foreign currency
    translation adjustment        -       -        -          -              1

  Balance -
                               ------    ----    ------    ------         -----
    July 31, 1996              3,352  $  335  $  5,600  $  9,404       $  (143)
                               ======   =====    ======    ======         =====




   The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Note 8)


                                                  FOR THE YEARS ENDED JULY 31,
                                                  ------------------------------
                                                    1994       1995       1996
                                                  --------   --------   --------
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   (672)  $  1,422   $  1,743
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
   Depreciation                                      2,212      2,480      2,561
   (Gain)loss on sale of fixed assets                   (1)        (8)        55
  Change in operating assets and liabilities:
   Increase in trade accounts
    receivable                                        (861)    (1,507)    (2,156)
   Increase in inventories                          (1,808)    (5,098)    (2,797)
   Decrease (increase) in
    income tax refunds receivable                   (1,066)     1,066         -
   (Increase)decrease in prepaid expenses
     and prepaid income taxes                         (559)       254       (130)
   Decrease (increase) in other assets                  80       (301)      (467)
   Increase in accounts payable                      2,254      1,824        664
   Increase (decrease) in accrued liabilities         (397)       581       (855)
   Increase (decrease) in other liabilities           (365)       135         76
                                                  --------   --------   --------

   Net cash provided by (used in)
    operating activities                            (1,183)       848     (1,306)
                                                  --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                               (2,018)    (1,346)    (1,942)
 Proceeds from sale of property, plant
    and equipment                                        1          8          2
                                                  --------   --------   --------
   Net cash used in investing activities            (2,017)    (1,338)    (1,940)
                                                  --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under lines of credit                   81,918     91,257     96,406
 Repayments of borrowings under lines of
   credit                                          (78,188)   (89,477)   (92,574)
 Borrowings under term loan                          3,500         -       1,507
 Principal payments on term loans and
   capital lease obligations                        (3,600)    (1,623)    (2,115)
 Additional common stock issued                         11         -          -
                                                  --------   --------   --------

   Net cash provided by
     financing activities                            3,641        157      3,224
                                                  --------   --------   --------

   Net increase(decrease)in cash and
     cash equivalent                                   441       (333)       (22)
CASH AND CASH EQUIVALENT - beginning of year           535        976        643
                                                  --------   --------   --------

CASH AND CASH EQUIVALENT - end of year            $    976   $    643   $    621
                                                  ========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1994, 1995, and 1996
               -------------------------------------------------

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

      Research and Development Costs -
      ------------------------------
      Costs associated with the development of new products and changes to existing products are charged to expense as incurred and include an allocation of indirect costs.

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

      Derivatives -
      -----------
      The Company uses forward sales contracts to hedge against losses due to changes in foreign currencies. Gains or losses realized from the contracts are recognized currently as other income or expense. Gains and losses resulting from the contracts have not had a material impact on the Company's results of operations.

      Use of Estimates in the Preparation of Financial Statements -
      -----------------------------------------------------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

(2)   BALANCE SHEET DETAIL

      Inventories -
      --------------------
      Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        1995      1996
                                                      --------  --------
                                                        (in thousands)
        Raw materials                                 $ 7,670   $ 5,985
        Work-in-process                                 4,764     4,998
        Finished goods                                  6,332    10,466
        Excess, obsolete, and realization reserves       (790)     (676)
                                                      -------   -------

          Total inventories                           $17,976   $20,773
                                                      =======   =======


      Property, Plant, and Equipment -                  1995      1996
      ------------------------------                  -------   -------
                                                        (in thousands)
        Land                                          $   557   $   557
        Building and improvements                       3,420     3,766
        Machinery and equipment                        17,546    20,880
        Office furniture and fixtures                   4,592     4,824
                                                      -------   -------
                                                       26,115    30,027
        Less - accumulated depreciation                17,424    19,984
                                                      -------   -------
         Net property, plant, and equipment           $ 8,691   $10,043
                                                      =======   =======

      The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:
                                                        1995     1996
                                                      -------   -------
                                                        (in thousands)
        Machinery and equipment                        $5,383    $7,371
        Office furniture and fixtures                   1,629     1,661
                                                       ------    ------
                                                        7,012     9,032
        Less - accumulated depreciation                 3,750     4,745
                                                       ------    ------
         Net property, plant, and equipment
           under capitalized leases                    $3,262    $4,287
                                                       ======    ======

  (3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

      Long-term debt and the revolving credit line are summarized below:


                                                 1995     1996
                                                -------  -------
                                                 (in thousands)

        Revolving credit line                   $ 7,693  $11,524
        Term loan, payable in monthly
          installments of $23,167 with
          interest at prime plus 1.5%, with
          the final payment due December 1998     2,037    2,766
        Capitalized equipment lease
          obligations, payable in monthly
          installments of approximately
          $160,000, including interest at
          rates from 7% to 13%, with final
          payments ranging from April 1997
          through July 2001                       3,744    4,434
                                                 ------   ------
                                                 13,474   18,724
        Less - current maturities                 3,499    5,019
                                                 ------   ------

          Total long-term debt                  $ 9,975  $13,705
                                                 ======   ======


      Future maturities of the above debt obligations at July 31, 1996, are $5,019,000, $1,867,000, $10,660,000, $427,000, and $751,000 for the years ending July 31, 1997 through 2001, respectively.

      The Company has a $30 million financing package which consists of a $3.5 million term loan together with a $26.5 million revolving credit line.
      The financing package expires in December 1998. The term loan is payable in monthly installments of $23,167 plus interest at 1.5% over prime (currently 8.25%). A principal payment for the term loan of $500,000 was paid on May 31, 1996, and another principal payment of $500,000 is payable on May 31, 1997. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carries an interest rate of prime plus .75%. Borrowings against inventories are limited to $12 million in total.

      During October 1995, the Company's financing package was amended. Significant provisions of the amendment included: 1) The due date was extended to December 1998 from December 1996; 2)The interest rate for the revolver was reduced from prime plus 1.00% to prime plus .75% and to prime plus .50% effective August 1, 1996, and 3) The term loan was funded to its original $3.5 million amount with monthly principal payments of $23,167 plus interest at prime plus 1.5%.

      During October 1996, $500,000 was refunded on the term loan to be repaid on May 31, 1998.

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


                                                Years Ended July 31,
                                         --------------------------------
                                            1994        1995       1996
                                         ----------  ----------  --------
                                                  (in thousands)
       Highest amount borrowed             $14,824     $14,422    15,773
       Average amount borrowed             $ 9,796       9,552    11,850
       Weighted average interest rate          8.3%        9.8%      9.2%

      The carrying value of the Company's debt approximates fair value.

  (4) LEASES

      Capital Leases-
      --------------

      Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets (See Note 3).

      The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 1996, (in thousands):


     Years ending July 31:
            1997                                                       $1,532
            1998                                                        1,217
            1999                                                        1,243
            2000                                                          596
            2001                                                          794
                                                                       ------
         Total minimum lease payments                                   5,382
         Less amounts representing interest                               948
                                                                       ------

         Present value of net minimum lease payments                   $4,434
                                                                       ======

         Current portion of obligations under
          capital leases                                               $1,216

         Long-term portion of obligations under
          capital leases                                               $3,218

      Operating Leases-
      ----------------

      During 1994, 1995 and 1996 the Company recorded $754,300, $732,971 and $1,119,082, respectively, of expense related to operating leases.

      At July 31, 1996, future minimum rental payments for operating leases totaled $7,825,000. On August 30, 1996, the Company entered into a ten year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The lease has a fair market purchase option after three years and accordingly will be accounted for as an operating lease. Payments for this facility will be approximately $46,500 per month and will begin November 1, 1996 total future minimum rental payments under operating leases for the years ending July 31, 1997 through July 31, 2001 (including the rental for the Mexican facility assuming the purchase option is not made) are $1,498,000, $1,353,000, 790,000, $691,000, and $564,000,
      respectively.

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

      Following is a summary of outstanding and exercisable options under the Plans as of July 31 for the respective years set forth below:


                                              1994      1995     1996
                                             -------  -------  -------
        Total outstanding                     92,500   92,500   75,000
        Average option price                 $  2.92  $  2.92  $  2.93

      No options were exercised in 1995 or 1996. In 1994, options on 5,000 shares were exercised and options on 32,500 shares expired. In 1996, options on 17,500 shares were terminated.

      On May 13, 1996, the Company issued 70,000 shares of Series "A" Redeemable Preferred Stock in a private placement to five key officers of the Company. The Series "A" Preferred Stock is a nonvoting stock paying a noncumulative dividend of 2 1/2 cents. Each share of Series "A" Preferred Stock is convertible into five shares of the Company's Common Stock at a cash purchase price of $5.00 per share of Common Stock, but only if (i) the Chief Executive Officer of the Company sells in excess of 30 percent of his Common Stock of the Company or (ii) the Company sells substantially all of its assets and operations to a third party. The Series "A" Preferred Stock has been issued for a term of ten years for a purchase price of $6.875 per share. The Company financed the total purchase price of $481,250 for the five key officers of the Company pursuant to Promissory Notes bearing interest at Chase prime and Security Agreements where all of such Series "A" Preferred Stock is pledged to the Company to secure the Promissory Notes. In the event the Series "A" Preferred Stock is not converted within the ten year term, the holder is required to surrender the Series "A" Preferred Stock for cancellation by the Company in exchange for the Company forgiving the principal amount of the Promissory Note. If any of the key officers terminate their employment with the Company for any reason, except death, they immediately forfeit ownership rights to the Series "A" Preferred Stock which is immediately surrendered to the Company for cancellation in exchange for cancellation of the principal amount owing on the Promissory Note, provided all accrued interest on the Promissory Note is paid to the date of the key employee's termination. The Promissory Notes receivables have been netted against Preferred Stock in the Consolidated Balance Sheets.

      Earnings per share were computed using the weighted average number of common shares, including common share equivalents outstanding during each year. Stock options, including the Redeemable Preferred Stock, were not considered in the calculation of earnings per share since they are immaterial. Earnings per share assuming full dilution would be the same as primary earnings per share.

  (6) RETIREMENT PLANS

      Substantially all Company employees participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1994, 1995, and 1996 were $547,000, $596,000, and $586,000, respectively.

  (7) INCOME TAXES

      The provision (benefit) for income taxes consists of the following:


                                                Years Ended July 31,
                                            ----------------------------
                                               1994      1995     1996
                                               ----      ----     ----
                                                   (in thousands)
        Current                                $(1,066)   $ 505   $ 365
        Deferred                                    75      134      91
                                               -------    -----   -----

          Total                                $  (991)   $ 639   $ 456
                                               =======    =====   =====


      The provision (benefit) for income taxes differs from the amount calculated by multiplying income (loss) before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:


                                             Years Ended July 31,
                                          --------------------------
                                            1994      1995    1996
                                          -------    ------  -------
        Statutory rate                       (34.0)%  34.0%    34.0%
        State income taxes                   (10.1)    3.8     (3.8)
        Refunds of prior year taxes
          and related adjustments                -       -     (8.6)
        Research & development credits        (7.2)   (6.0)       -
        Realized loss of
          foreign subsidiary                  (9.7)      -        -
        Other                                  1.4     (.8)     (.9)
                                            ------    ----    -----

        Effective rate                      (59.6)%   31.0%    20.7%
                                            ======    ====    =====


      The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company determined that no valuation allowance is necessary as of July 31, 1996.

      The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:


                                                      1995    1996
                                                     ------  ------
         Deferred tax assets -
           Reserves for product costs                $  560  $  441
           Reserves for compensation and benefits       410     389
           State tax credit carryforwards               198     281
           Accounts receivable reserves                 112     144
           Other accruals                                46      49
                                                     ------  ------
                                                     $1,326  $1,304
                                                     ======  ======

         Deferred tax liabilities -
           Depreciation                              $  489  $  566
                                                     ======  ======

  (8) CONSOLIDATED STATEMENTS OF CASH FLOWS

      During 1994, 1995, and 1996, the Company acquired approximately $2,191,000, $1,081,000, and $2,026,000, respectively, in equipment under capital lease obligations. These transactions were accounted for as non-cash investing and financing activities, and therefore, are not included in the Consolidated Statements of Cash Flows. Interest of approximately $1,264,000, $1,581,000, and $1,881,000 was paid during 1994, 1995, and
      1996, respectively. Income tax payments for 1994, 1995, and 1996 were $378,000, $475,000, and $541,000, respectively. An income tax refund of $1,066,000 was received in 1995.

  (9) SALES BY GEOGRAPHIC REGION

      The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operation. The following table presents a summary of domestic, export, and foreign sales:

                              1994      1995      1996
                            --------  --------  --------
                                   (in thousands)
         Net sales:
           Domestic          $63,789   $69,846   $74,560
           Export sales        6,329     8,779     9,598
           Foreign sales      11,132    12,491    10,421
                             -------   -------   -------

    Total                    $81,250   $91,116   $94,579
                             =======   =======   =======

      The majority of export and foreign sales are concentrated in Canada, Australia and Europe.


(10)  SALES TO A MAJOR CUSTOMER

      During 1994, 1995, and 1996, one customer accounted for approximately 14% of consolidated net sales in each year. No other customer accounted for 10% or more of consolidated net sales in 1994, 1995, and 1996.

(11)  CONCENTRATIONS OF CREDIT RISK

      The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 1996.

      At July 31, 1995 and 1996, trade receivables related to these group concentrations were:


                       1995   1996
                       -----  -----

         Marine          55%    49%
         Non-Marine      45%    51%

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

      At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount has been expensed in full during fiscal 1995.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1994, 1995, and 1996
               -------------------------------------------------
                                (in thousands)

       COLUMN A              COLUMN B          COLUMN C                COLUMN D              COLUMN E
---------------------------  ------------    -------------       --------------------       ---------

                                                                   Net (write-offs)
                              Balance at                             recoveries             Balance at
                              beginning        Charged to          charged against           end of
     Classification           of period         expense                reserve               period
---------------------------  ------------    -------------       --------------------       ---------


Reserve for Doubtful
--------------------
  Accounts and Sales Returns
  ---------------------------

  Year Ended July 31, 1994       $733            $(103)              $(147)                   $483
  Year Ended July 31, 1995       $483            $  58               $ (61)                   $480
  Year Ended July 31, 1996       $480            $ 220               $(161)                   $539

Excess, Obsolete, and
---------------------
  Realizability Reserves
  ----------------------

  Year Ended July 31, 1994       $399            $ 375               $(326)                   $448
  Year Ended July 31, 1995       $448            $ 465               $(123)                   $790
  Year Ended July 31, 1996       $790            $ 515               $(629)                   $676
