Form 10-Q
period 1996-10-31
LOWRANCE ELECTRONICS INC
filed 1996-12-16
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

            ------------------------------------------------------

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

            ------------------------------------------------------


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

At October 31, 1996, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

  ITEM 1.   Condensed Consolidated Balance Sheets -
             October 31, 1996, 1995, and July 31, 1996...................      3

            Consolidated Statements of Operations -
             Three Months Ended October 31, 1996 and 1995................      4

            Consolidated Statements of Cash Flows -
             Three Months Ended October 31, 1996 and 1995................      5

            Notes to Condensed Consolidated Financial Statements.........    6-8

  ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............   9-10


PART II.  OTHER INFORMATION

  ITEM 1.   Legal Proceedings............................................     11

  ITEM 2.   Changes in Securities........................................    11

  ITEM 3.   Defaults Upon Senior Securities..............................    11

  ITEM 4.   Submission of Matters to a Vote of Security Holders..........    11

  ITEM 5.   Other Information............................................    11

  ITEM 6.   Exhibits and Reports on Form 8-K.............................    11

  SIGNATURES.............................................................    12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)


                                               Oct. 31,    Oct. 31,    July 31,
                                                 1996        1995        1996
                                              ----------- ----------- -----------
                                              (Unaudited) (Unaudited)  (Audited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                     $   457     $   294     $   621
  Accounts receivable, less allowances            9,827       9,026      12,821
  Inventories (Note 2)                           22,525      20,418      20,773
  Prepaid expenses                                  555         735         631
  Deferred income taxes                           2,678       1,870       1,304
                                                -------     -------     -------

     Total current assets                       $36,042     $32,343     $36,150

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)     11,213      10,336      10,043

OTHER ASSETS                                      1,199         496         915
                                                -------     -------     -------

                                                $48,454     $43,175     $47,108
                                                =======     =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3) $ 3,557     $ 4,277     $ 5,019
  Accounts payable                               14,459       9,211       8,158
  Accrued liabilities                             3,996       4,690       4,464
                                                -------     -------     -------

     Total current liabilities                  $22,012     $18,178     $17,641

DEFERRED INCOME TAXES                               628         510         566

LONG-TERM DEBT, less current
 maturities (Note 3)                             12,966      12,161      13,705

Series "A" Redeemable Preferred Stock,
$.50 par value, 70,000 shares authorized
and issued in 1996                                    -           -           -

STOCKHOLDERS' EQUITY:
  Preferred stock, 300,000 shares authorized,
   none issued in 1995 and 230,000 authorized,
   none issued in 1996                                -           -           -
  Common stock, $.10 par value,
   10,000,000 shares authorized,
   3,352,458 shares issued                      $   335     $   335     $   335
  Paid-in capital                                 5,600       5,600       5,600
  Retained earnings                               7,033       6,486       9,404
  Foreign currency translation adjustment          (120)        (95)       (143)
                                                -------     -------     -------

     Total stockholders' equity                 $12,848     $12,326     $15,196
                                                -------     -------     -------

                                                $48,454     $43,175     $47,108
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                       Three Months Ended
                                    ------------------------
                                    Oct. 31,        Oct. 31,
                                      1996            1995
                                    --------        --------
                                        (in thousands)
NET SALES                           $14,110         $13,967

COST OF SALES                        10,038           9,249
                                    -------         -------

     Gross profit                   $ 4,072         $ 4,718

OPERATING EXPENSES:
 Selling and administrative         $ 5,999         $ 4,975
 Research and development             1,025             762
                                    -------         -------

     Total operating expenses       $ 7,024         $ 5,737
                                    -------         -------

     Operating loss                 $(2,952)        $(1,019)
                                    -------         -------

OTHER EXPENSES:
 Interest expense                   $   404         $   351
 Other, net                             292             307
                                    -------         -------

     Total other expenses           $   696         $   658
                                    -------         -------

LOSS BEFORE
 INCOME TAXES                       $(3,648)        $(1,677)

BENEFIT FOR
 INCOME TAXES                        (1,277)           (502)
                                    -------         -------

NET LOSS                            $(2,371)        $(1,175)
                                    =======         =======

LOSS PER COMMON SHARE:

NET LOSS PER SHARE                  $  (.71)       $   (.35)
                                    =======         =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                  3,352           3,352
                                    =======         =======


DIVIDENDS                              NONE            NONE
                                    =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 5)

                                                                Three Months Ended
                                                            --------------------------
                                                            October 31,   October 31,
                                                                1996          1995
                                                            ------------  ------------
                                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                                      $ (2,371)     $ (1,175)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
  Depreciation                                                      633           644
  Loss on retirement of fixed assets                                  4            30
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                                 3,003         1,639
  Increase in inventories                                        (1,752)       (2,442)
  Increase in prepaids, deferred
   income taxes, and other assets                                (1,582)         (848)
  Increase in liabilities and other                               5,909         1,158
                                                                             --------

  Net cash provided by (used in) operating activities          $  3,844      $   (994)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                          $ (1,806)     $   (818)
                                                               --------      --------

  Net cash used in investing activities                        $ (1,806)     $   (818)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under lines of credit                              $ 14,521      $ 17,117
 Repayments of borrowings under lines of credit                 (16,333)      (16,806)
 Borrowings under new term loan agreement                             -         1,506
 Principal payments on term loans and capital
  lease obligations                                                (390)         (354)
                                                               --------      --------

  Net cash provided by (used in) financing activities          $ (2,202)     $  1,463
                                                               --------      --------

  Net decrease in cash and cash equivalents                    $   (164)     $   (349)

CASH AND CASH EQUIVALENTS - beginning of period                     621           643
                                                               --------      --------

CASH AND CASH EQUIVALENTS - end of period                      $    457      $    294
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 1996, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the October 31, 1995, consolidated financial statements to conform to the October 31, 1996, consolidated financial statements. These reclassifications had no impact on the net loss. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        Oct. 31,   Oct. 31,   July 31,
                                                          1996       1995       1996
                                                        --------   --------   --------
                                                                (in thousands)

          Raw materials                                  $ 8,877    $ 8,667    $ 5,985
          Work-in-process                                  6,902      4,995      4,998
          Finished goods                                   7,524      7,579     10,466
          Excess, obsolete, and realization reserves        (778)      (823)      (676)
                                                         -------    -------    -------
          Total inventories                              $22,525    $20,418    $20,773
                                                         =======    =======    =======

     Property, Plant, and Equipment, Net -
     -----------------------------------

          Land                                           $   557    $   557    $   557
          Building and improvements                        4,485      3,630      3,766
          Machinery and equipment                         22,061     19,597     20,880
          Office furniture and equipment                   4,730      4,627      4,824
                                                         -------    -------    -------
                                                         $31,833    $28,411    $30,027

          Less - accumulated depreciation                 20,620     18,075     19,984
                                                         -------    -------    -------

          Net property, plant, and equipment             $11,213    $10,336    $10,043
                                                         =======    =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                        Oct. 31,   Oct. 31,   July 31,
                                                          1996       1995       1996
                                                        --------   --------   --------
                                                                (in thousands)

          Revolving credit line                          $ 9,712    $ 8,004    $11,524
          Term loan                                        2,696      3,474      2,766
          Capitalized equipment lease obligations,
           payable in monthly installments of approx-
           imately $160,000 including interest at rates
           from 7% to 13%, with final payments ranging
           from April 1997 through July 2001               4,115      4,960      4,434
                                                         -------    -------    -------
                                                         $16,523    $16,438    $18,724

          Less - current maturities                        3,557      4,277      5,019
                                                         -------    -------    -------

          Total long-term debt                           $12,966    $12,161    $13,705
                                                         =======    =======    =======

     Future maturities of the above debt obligations at October 31, 1996, are $3,557,000, $1,773,000, $10,022,000, $997,000, and $174,000 for the years ending October 31, 1997 through 2001, respectively.

     The Company has a $30 million financing package which consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The financing package expires in December 1998. The term loan is payable in monthly installments of $23,167 plus interest at national prime (currently 8.25%) plus 1.5%. A principal payment for the term loan of $500,000 was paid on May 31, 1996, and another principal payment of $500,000 is payable on May 31, 1997. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carries an interest rate of national prime plus .75%. Borrowings against inventories are limited to $12 million in total.

     During November 1996, $500,000 was refunded on the term loan to be repaid on May 31, 1998.

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

(4)  STOCKHOLDERS' EQUITY

     During the three months ended October 31, 1996, stockholders' equity changed for the following items: Net loss of ($2,371,000) and a $23,000 decrease in the negative Foreign Currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company acquired $1,501,000 in equipment under capital lease obligations during the three months ended October 31, 1995. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the three months ended October 31, 1996, and October 31, 1995, the Company paid interest of $404,000 and $351,000, respectively.

(6)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 30, 1996. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

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

           1    Business and Summary of Significant Accounting Policies
           4    Capital Leases
           5    Stockholders' Equity and Related Items
           6    Retirement Plans
           7    Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended October 31, 1996, increased 1% compared to the same period in 1995. Unit sales which include sonar units, combination sonar/navigation units and stand alone navigation units decreased by 3.1% and the average price per unit increased by 4.0%

Unit sales decreased due to lower sales of the Company's sonar products. Sales during the first quarter, which is historically the weakest quarter due to the seasonal nature of the marine market, are heavily influenced by the timing of new products. For fiscal 1997, the Company announced six new sonar products, none of which began shipping during the first quarter. Correspondingly the Company discontinued sonar products which shipped only in minimal quantities in the first quarter of fiscal 1997 as substantially all remaining inventory was sold during the fourth quarter of fiscal 1996. During the first quarter of fiscal 1996 no products were discontinued.

Reduced unit sales for sonar products were partially offset by increased sales of GPS units. The increase in the average price per unit resulted from increased sales of the higher priced GPS products.

Gross profit as a percentage of new sales decreased 4.9% for the three months ended October 31, 1996, compared to the same period last year. This decrease resulted from the discontinuation of sonar products noted above. The products which were discontinued represent the bulk of the Company's mid and upper priced sonar models which generally carry higher gross profit margins. Also contributing to the decline were price reductions made on three of the Company's existing GPS products for competitive market reasons.

Operating expenses as a percentage of net sales for the three months ended October 31, 1996, were 49.8% compared to 41.1% for the same period in fiscal 1996. Total costs increased by $1,287,000. The increase relates to increased marketing costs associated with the Company's 1997 product offering and increased research and development expenditures as the Company continues to develop new products.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity are cash flow from operations and an accounts receivable and inventory line of credit. The line of credit allows the Company to borrow certain percentages of its qualifying accounts receivable and inventories. Borrowings from inventories, however, are limited to $12 million in total. The terms of the line of credit are described in Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Traditionally, the Company's near-term liquidity is at its lowest during the period August through December due to the limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, and extended payment terms offered to customers to stimulate sales during the seasonally slow period. It is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months. By the end of the second quarter sales historically increase and the Company's sources of liquidity begin to improve.

In 1996, the Company announced plans to expand its Mexican manufacturing operation to meet increasing demand for its products, particularly GPS models. The Company entered into a long-term lease for a new manufacturing facility and is responsible for funding a large portion of the leasehold improvements necessary for the building to meet its specific production needs. In addition to funding the leasehold improvements, it was necessary to build additional inventory levels during the last few months of fiscal 1996 to support sales during the first quarter of fiscal 1997 when the Company transitioned some of its production operations to Mexico.

As is consistent with prior years, the Company was at maximum borrowing limits through the first quarter of fiscal 1997, and expects to be at the maximum limit throughout the second quarter. Because of this, the Company must delay payments to vendors during these months. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for years and the overall financial performance of the Company was improved in 1996 compared to the previous year.

The decrease in the build-up of inventory during the first quarter of fiscal 1997 versus fiscal 1996 resulted from beginning the normal first quarter inventory build-up during the fourth quarter of 1996 in order to facilitate the transition of production to the Company's new Mexican facility. The larger decrease in accounts receivable during the first quarter of 1997 when compared to the same period last year results from higher collections during 1997, based on the higher accounts receivable balance at July 31, 1996, versus July 31, 1995. The increase in trade payables results from these delays in payments to vendors described above.

Capital expenditures were $1,000,000 higher during the first three months of fiscal 1997 than the first three months of fiscal 1996. The increase relates to capital additions necessary to increase production capacity to meet expected demand and to produce new products for fiscal 1997.


OUTLOOK
-------

Current backlog is approximately $21 million compared to approximately $12 million at the same time last year. This increase is attributable to the expansion of the Company's GPS product offering to include a portable model priced at under $200 retail and strong market place acceptance of the Company's additional 1997 product offering which includes seven new models of sonar and GPS products. Most of these new models will not begin shipping until late in the second quarter. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company currently anticipates profitability for fiscal 1997, primarily as a result of continuing economic growth and favorable market conditions, increased advertising and marketing efforts aimed at strengthening existing customer relationships as well as expanding the customer base and the markets acceptance of the Company's new and expanded sonar and GPS product offering. Management believes that profitability through the first half of fiscal 1997 will be below fiscal 1996 levels based primarily on the timing of shipments of new products. This will increase the Company's dependence on sales and profits during the peak sales months. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, any one of which would have an adverse affect on expected results for the remainder of the year.

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


                                         LOWRANCE ELECTRONICS, INC.



                                     By: /s/ Mark C. Wilmoth
                                         ---------------------------------------
                                         Mark C. Wilmoth
                                         Vice President Finance &
                                         Chief Financial Officer



Dated:      December 16, 1996
       ---------------------------