Form 10-K/A
period 1996-07-31
LOWRANCE ELECTRONICS INC
filed 1997-01-28
CIK 804073

                               F O R M   1 0 - K/A

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

           27       Financial Data Schedule

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

                                    LOWRANCE ELECTRONICS, INC.


  DATE:    January 27, 1997            BY:/s/ Darrell J. Lowrance
         -------------------------     -------------------------------------
                                       Darrell J. Lowrance,
                                       President and
                                       Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:




  /s/ Darrell J. Lowrance
  ---------------------------
  Darrell J. Lowrance          President, Chief Executive       January 27, 1997
                               Officer, and Director
                               (Principal Executive Officer)


  /s/ Mark C. Wilmoth
  ---------------------------
  Mark C. Wilmoth              Vice President of Finance and    January 27, 1997
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)


  /s/ Alpo F. Crane
  ---------------------------
  Alpo F. Crane                Director                         January 27, 1997




  /s/ Willard P. Britton
  ---------------------------
  Willard P. Britton           Director                         January 27, 1997




  /s/ Peter F. Foley, III
  ---------------------------
  Peter F. Foley, III          Director                         January 27, 1997




  /s/ Ronald G. Weber
  ---------------------------
  Ronald G. Weber              Executive Vice President of      January 27, 1997
                               Engineering and Director


  /s/ Robert F. Biolchini
  ---------------------------
  Robert F. Biolchini          Secretary and Director           January 27, 1997