Form 10-Q
period 1997-01-31
LOWRANCE ELECTRONICS INC
filed 1997-03-17
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

           ________________________________________________________

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1997

          ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

          _________________________________________________________



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

At January 31, 1997, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION

  ITEM 1.    Condensed Consolidated Balance Sheets -
                 January 31, 1997, 1996, and July 31, 1996...........     3

             Consolidated Statements of Operations -
                 Three Months and Six Months Ended
                 January 31, 1997 and 1996...........................     4

             Consolidated Statements of Cash Flows -
                 Six Months Ended  January 31, 1997 and 1996.........     5

             Notes to Condensed Consolidated Financial Statements ...   6-8

  ITEM 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......  9-10


PART II.     OTHER INFORMATION

  ITEM 1.    Legal Proceedings.......................................    11

  ITEM 2.    Changes in Securities...................................    11

  ITEM 3.    Defaults Upon Senior Securities.........................    11

  ITEM 4.    Submission of Matters to a Vote of Security Holders ....    11

  ITEM 5.    Other Information.......................................    11

  ITEM 6.    Exhibits and Reports on Form 8-K........................    11

  SIGNATURES ........................................................    12

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (in thousands)
                                --------------

                                               Jan. 31,     Jan. 31,    July 31,
                                                1997         1996        1996
                                             ----------   ----------   ---------
                                             (Unaudited)  (Unaudited)  (Audited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                             $   421     $   349     $   621
  Accounts receivable, less allowances                   14,206      14,487      12,821
  Inventories (Note 2)                                   26,934      22,571      20,773
  Prepaid expenses                                          635         572       1,304
  Deferred income taxes                                   2,403       2,035         631
                                                        -------     -------     -------

     Total current assets                               $44,599     $40,014     $36,150

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)             11,862       9,890      10,043

OTHER ASSETS                                              1,196         581         915
                                                        -------     -------     -------

                                                        $57,657     $50,485     $47,108
                                                        =======     =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term
   debt (Note 3)                                        $10,270      $ 7,693      $ 5,019
 Accounts payable                                        17,841       11,615        8,158
 Accrued liabilities                                      4,058        5,253        4,464
                                                        -------      -------      -------

  Total current liabilities                             $32,169      $24,561      $17,641

DEFERRED INCOME TAXES                                       354          509          566

LONG-TERM DEBT, less current
 maturities (Note 3)                                     13,585       13,538       13,705

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, zero shares authorized and issued in
1996, and 70,000 shares authorized and issued in 1997        -            -            -

STOCKHOLDERS' EQUITY:
 Preferred stock, 300,000 shares authorized,
  none issued in 1996, and 230,000 authorized, none
  issued in 1997                                             -            -            -
 Common stock, $.10 par value,
  10,000,000 shares authorized,
  3,352,458 shares issued                               $   335      $   335      $   335
 Paid-in capital                                          5,600        5,600        5,600
 Retained earnings                                        5,787        6,106        9,404
 Foreign currency translation adjustment                   (173)        (164)        (143)
                                                        -------      -------      -------

  Total stockholders' equity                            $11,549      $11,877      $15,196
                                                        -------      -------      -------

                                                        $57,657      $50,485      $47,108
                                                        =======      =======      =======




   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                      Three Months Ended           Six Months Ended
                                   ------------------------    ------------------------
                                   January 31,   January 31,   January 31,   January 31,
                                      1997          1996          1997          1996
                                   ----------    ----------    ----------    ----------
                                        (in thousands)              (in thousands)
NET SALES                            $20,114       $20,692       $34,224       $34,659

COST OF SALES                         14,410        13,716        24,448        22,965
                                     -------       -------       -------       -------

     Gross profit                    $ 5,704       $ 6,976       $ 9,776       $11,694

OPERATING EXPENSES:
  Selling and administrative         $ 5,855       $ 5,912       $11,854       $10,887
  Research and development             1,026           844         2,051         1,606
                                     -------       -------       -------       -------

     Total operating expenses        $ 6,881       $ 6,756       $13,905       $12,493
                                     -------       -------       -------       -------

     Operating income (loss)         $(1,177)      $   220       $(4,129)      $  (799)
                                     -------       -------       -------       -------

OTHER EXPENSES:
  Interest expense                   $   469       $   478       $   873       $   829
  Other, net                             271           286           563           593
                                     -------       -------       -------       -------

     Total other expenses            $   740       $   764       $ 1,436       $ 1,422
                                     -------       -------       -------       -------

LOSS BEFORE
  INCOME TAXES                       $(1,917)      $  (544)      $(5,565)      $(2,221)

BENEFIT FROM INCOME TAXES               (671)         (164)       (1,948)         (666)
                                     -------       -------       -------       -------

NET LOSS                             $(1,246)      $  (380)      $(3,617)      $(1,555)
                                     =======       =======       =======       =======

LOSS PER COMMON SHARE:

NET LOSS PER SHARE                   $  (.37)      $  (.11)      $ (1.08)     $  (.46)
                                     =======       =======       =======      =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   3,352         3,352         3,352        3,352
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)


                                                          Six Months Ended
                                                     -------------------------
                                                     January 31,   January 31,
                                                        1997          1996
                                                     -----------   -----------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                             $ (3,617)     $ (1,555)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                           1,283         1,303
  (Gain) Loss on retirement of fixed assets                 (7)           55
 Changes in operating assets and liabilities:
  Increase in accounts receivable                       (1,385)       (3,822)
  Increase in inventories                               (6,161)       (4,595)
  Increase in prepaids, deferred
   income taxes, and other assets                       (1,384)         (935)
    Increase in liabilities and other                    9,035         4,055
                                                      --------      --------

  Net cash used in operating activities               $ (2,236)     $ (5,494)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                 $ (2,502)     $   (778)
                                                      --------      --------

  Net cash used in investing activities               $ (2,502)     $   (778)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under line of credit                      $ 36,964      $ 37,060
 Repayments of borrowings under line of credit         (32,147)      (31,749)
 Borrowings under term loan agreement                      500         1,506
 Principal payments on term loans and capital
  lease obligations                                       (779)         (839)
                                                      --------      --------

  Net cash provided by financing activities           $  4,538      $  5,978
                                                      --------      --------

  Net decrease in cash and cash equivalents           $   (200)     $   (294)

CASH AND CASH EQUIVALENTS - beginning of period            621           643
                                                      --------      --------

CASH AND CASH EQUIVALENTS - end of period             $    421      $    349
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


   (1) PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 1997, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

   (2) BALANCE SHEET DETAIL

       Inventories -
       -----------

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       Jan. 31,   Jan. 31,   July 31,
                                                         1997       1996       1996
                                                       ---------  ---------  ---------
                                                               (in thousands)
          Raw materials                                 $10,675    $ 9,306    $ 5,985
          Work-in-process                                10,662      4,299      4,998
          Finished goods                                  6,359      9,993     10,466
          Excess, obsolete and realization reserves        (762)    (1,027)      (676)
                                                        -------    -------    -------

          Total inventories                             $26,934    $22,571    $20,773
                                                        =======    =======    =======

   Property, Plant, and Equipment, Net -
   -----------------------------------

          Land                                          $   557    $   557    $   557
          Building and improvements                       4,423      3,658      3,766
          Machinery and equipment                        23,295     19,836     20,880
          Office furniture and equipment                  4,842      4,549      4,824
                                                        -------    -------    -------
                                                        $33,117    $28,600    $30,027

          Less - accumulated depreciation                21,255     18,710     19,984
                                                        -------    -------    -------

          Net property, plant, and equipment            $11,862    $ 9,890    $10,043
                                                        =======    =======    =======

   (3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                       Jan. 31,  Jan. 31,  July 31,
                                                         1997      1996      1996
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $16,341   $13,004   $11,524
     Term loan                                            3,126     3,405     2,766
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $170,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from July 1997 through December 2001               4,388     4,822     4,434
                                                        -------   -------   -------
                                                        $23,855   $21,231   $18,724

     Less - current maturities                           10,270     7,693     5,019
                                                        -------   -------   -------

     Total long-term debt                               $13,585   $13,538   $13,705
                                                        =======   =======   =======


       Future maturities of the above debt obligations at January 31, 1997, are $10,270,000, $11,372,000, $877,000, $1,040,000 and $296,000 for the years ending January 31, 1998 through 2002, respectively.

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

       During January 1997, the Company was advanced an additional $4,000,000 over the qualifying categories of receivables and inventories. The advance is payable in installments of $1,000,000 from January 31, 1997 to March 30, 1997.

       During November 1996, an additional $500,000 was borrowed on the term loan to be repaid on May 31, 1998.

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

   (4) STOCKHOLDERS' EQUITY

       During the six months ended January 31, 1997, Stockholders' Equity changed for the following items: Net loss of $3,617,000 and a $30,000 increase in the negative Foreign Currency translation adjustment.

   (5) CONSOLIDATED STATEMENTS OF CASH FLOWS

       The Company acquired $588,000 and $1,779,000 in equipment under capital lease obligations during the six months ended January 31, 1997, and January 31, 1996, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the six months ended January 31, 1997, and January 31, 1996, the Company paid interest of $873,000 and $829,000, respectively.

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

           1   Business and Summary of Significant Accounting Policies
           4   Capital Leases
           5   Stockholders' Equity and Related Items
           6   Retirement Plans
           7   Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended January 31, 1997, decreased 2.8% compared to the same period in fiscal 1996. Unit sales increased 2.2%, and the average price per unit decreased 4.1%. The increase in unit sales was attributable to
(1) increased sales of the Company's lowest price Eagle sonar products, (2) improved sales of sonars to original equipment manufacturers (OEM's), and (3) increased unit sales of the Company's Global Positioning System (GPS) products. These increases were offset by reduced sales of the Company's mid- and upper-end Lowrance and Eagle sonar units. For fiscal 1997, the Company announced six new sonar products. None of these new products were shipped during the first quarter and only three of these products were shipped in limited quantities in the second quarter. During the same period, none of the discontinued sonar products were shipped as substantially all remaining inventory was sold during fiscal 1996. No products were discontinued or unavailable for shipping during the second quarter of fiscal 1996.

The decrease in the average price per unit resulted from the increase in sales of the lower-priced Eagle and OEM sonar, combined with the decrease in sales of the mid- and higher-priced sonars, noted above.

Gross profit as a percentage of net sales decreased to 28.4% from 33.7% for the three months ended January 31, 1997, compared to the same period in fiscal 1996. This decrease is attributable to the decline in sales of the mid- and upper-end sonar products, which generally carry high profit margins. The increase in GPS sales also contributed to the decline in gross profit as a percent of net sales as the margins are generally lower on these products.

Net Sales for the six months ended January 31, 1997, decreased 1.3% compared to the same period in fiscal 1996. Unit sales are comparable to 1996 levels, while the average price per unit decreased 5.7%. The decrease in the average selling price results from the factors discussed above. Sonar unit sales declined when compared to the prior year due to reduced sales of the mid- and upper-end products for the reason noted above. This decline in sonar unit sales was directly offset by an increase in GPS unit sales.

Gross profit as a percentage of net sales for the six months ended January 31, 1997, was 28.6% compared to 33.7% for the same period in fiscal 1996. This decrease results from the same factors that contributed to the quarterly decline noted above.

Operating expenses as a percentage of net sales for the three months ended January 31, 1997, were 34.2% compared to 32.7% during the same period in 1996. Total expenses increased by $125,000. The increase is primarily in Research and Development, and resulted from the Company's emphasis on new product development, specifically GPS.

Operating expenses as a percentage of net sales for the six months ended January 31, 1997, were 40.6% compared to 36% for the same period in 1996. Total operating expenses increased $1,412,000. All of this increase is in Marketing, Advertising and Research and Development. Marketing and Advertising expenses grew as a result of the Company's efforts to expand its retail distribution network and to promote its seven new sonar and GPS products. The increase in Research and Development results from the factors noted above. General and Administrative expenses during the first half of fiscal 1997 declined $325,000 compared to the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's need for working capital increases in the fall and winter months as the Company manufactures and stockpiles its products for the peak sales months of January through May.

In 1996, the Company announced plans to expand its Mexican manufacturing operation to meet increasing demand for its products, particularly GPS models. The Company entered into a long-term lease for a new manufacturing facility and was responsible for funding a large portion of the leasehold improvements necessary for the building to meet its specific production needs. In addition to funding the leasehold improvements, it was necessary to build additional inventory levels during the last few months of fiscal 1996 to support sales during the first quarter of fiscal 1997 when the Company transitioned some of its production operations to Mexico.

As is consistent with prior years, the Company was at maximum borrowing limits through the first half of fiscal 1997, and expects to be at the maximum limit throughout the third quarter. Because of this, the Company must delay payments to vendors during these months. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for years and the overall financial performance of the Company was improved in 1996 compared to the previous year.

The build-up of inventory during the first half of fiscal 1997 versus fiscal 1996 resulted from production delays related to a longer than planned transition to the Company's new facility in Mexico, as well as unplanned delays in producing the seven new products for 1997. The increase in trade payables directly relates to these delays and the delay in payments to vendors described above.

Capital expenditures were $1,724,000 higher during the first half of fiscal 1997 than the same period of fiscal 1996. The increase relates to capital additions necessary to increase production capacity to meet expected demand and to produce new products for fiscal 1997.


OUTLOOK
-------

Current backlog is approximately $21 million, compared to approximately $13 million at the same time last year. This increase is attributable to the expansion of the Company's GPS product offering to include a portable model priced at under $200 retail and strong market place acceptance of the Company's additional 1997 product offering, which includes seven new models of sonar and GPS products. While some of these new models began shipping late in the second quarter, production delays limited or delayed most shipments until the third quarter. The Company is currently producing all of the new products and expects to be able to meet demand on most by the end of the third quarter. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company currently anticipates profitability for fiscal 1997, primarily as a result of continuing economic growth and favorable market conditions, increased advertising and marketing efforts aimed at strengthening existing customer relationships, as well as expanding the customer base and the markets' acceptance of the Company's new and expanded sonar and GPS product offering. Profitability through the first half of fiscal 1997 is below fiscal 1996 levels, primarily due to timing of shipments of new products. This will increase the Company's dependence on sales and profits during the peak sales months. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors could rapidly deteriorate and would have an adverse affect on expected results for the remainder of the year. These factors include, but are not limited to, perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Not applicable

Item 2.  Changes in Securities
         ---------------------

         Not applicable

Item 3.  Defaults upon Senior Securities
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

              On December 10, 1996, the Annual Meeting of Shareholders of the Company was held in Tulsa, Oklahoma, at the Adam's Mark Hotel and the Shareholders (i) elected two Class One Directors (Willard P. Britton and Ronald G. Weber for a term of three years or until December of
         1999), (ii) ratified Arthur Andersen L.L.P. as the Company's independent public accountants for the Company's fiscal year ending July 31, 1997, and (iii) a majority of the stockholders of the Company, or 1,687,799 of the 3,352,458 issued and outstanding shares of the Company, or approximately 50.34%, voted to approve the issuance of the 70,000 shares of Series "A" Preferred Stock which occurred on May 13, 1997, 895,816 shares voted against approval of issuance of the Series "A" Preferred Stock, and 17,560 shares elected to abstain from voting on the proposal to approve issuance of the Series "A" Preferred Stock to the five key officers of the Company (namely, Darrell J. Lowrance, President and Chief Executive Officer, 20,000 shares; Ronald G. Weber, Executive Vice President of Technology & Engineering, 20,000 shares; Steven L. Schneider, Senior Vice President of Sales & Marketing, 10,000 shares; Terry R. Nimmo, Vice President of Manufacturing & Materials, 10,000 shares; and Mark C. Wilmoth, Vice President of Finance and Treasurer, 10,000 shares), all as more particularly set forth in the Proxy Statement of the Company dated November 13, 1996.

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



Dated:      March 14, 1997
       ------------------------