Form 10-Q
period 1997-04-30
LOWRANCE ELECTRONICS INC
filed 1997-06-13
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

             -------------------------------------------------------
              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    --------
             -------------------------------------------------------

                       Commission File Number:   33-9464


                             LOWRANCE ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



        Delaware                                        44-0624411
---------------------------                 --------------------------------
  State of Incorporation                        IRS Identification Number


                          12000 East Skelly Drive
                           Tulsa, Oklahoma 74128
                  ------------------------------------------
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

At April 30, 1997, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                     PAGE
                                                                     ----

PART I.  FINANCIAL INFORMATION

  ITEM 1.  Condensed Consolidated Balance Sheets -
             April 30, 1997, 1996, and July 31, 1996.............      3

           Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             April 30, 1997 and 1996.............................      4

           Consolidated Statements of Cash Flows -
             Nine Months Ended April 30, 1997 and 1996..........       5

           Notes to Condensed Consolidated Financial Statements..  6 - 8

  ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....... 9 - 11


PART II. OTHER INFORMATION

  ITEM 1.    Legal Proceedings...................................     11

  ITEM 2.    Changes in Securities...............................     11

  ITEM 3.    Defaults Upon Senior Securities.....................     11

  ITEM 4.    Submission of Matters to a Vote of Security Holders.     11

  ITEM 5.    Other Information...................................     11

  ITEM 6.    Exhibits and Reports on Form 8-K....................     11

  SIGNATURES.....................................................     12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (IN THOUSANDS)
                                --------------



                                          April 30,    April 30,     July 31,
                                            1997         1996          1996
                                         -----------  -----------   ---------
                                         (Unaudited)  (Unaudited)   (Audited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                 $   698      $   494     $   621
  Accounts receivable, less allowances       23,811       18,850      12,821
  Inventories (Note 2)                       32,799       21,407      20,773
  Prepaid expenses                              638          349       1,304
  Deferred income taxes                       2,484        1,326         631
                                            -------      -------     -------
      Total current assets                  $60,430      $42,468     $36,150
PROPERTY, PLANT, AND EQUIPMENT,
 net (Note 2)                                11,559       10,011      10,043

OTHER ASSETS                                  1,138          614         915
                                            -------      -------     -------
                                            $73,127      $53,093     $47,108
                                            =======      =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt
   (Note 3)                                 $15,613      $ 9,757     $ 5,019
  Accounts payable                           26,453        9,306       8,158
  Accrued liabilities                         4,255        5,239       4,464
                                            -------      -------     -------
      Total current liabilities             $46,321      $24,302     $17,641

DEFERRED INCOME TAXES                           449          648         566

LONG-TERM DEBT, less current
  maturities (Note 3)                        13,622       13,904      13,705
SERIES "A" REDEEMABLE PREFERRED STOCK,
 $.50 par value, 70,000 shares authorized
 and issued in 1996 and 1997                      -            -           -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 shares
   authorized, None issued in 1996 and 1997       -            -           -
  Common stock, $.10 par value,
     10,000,000 shares authorized,
     3,352,458 shares issued                $   335      $   335     $   335
  Paid-in capital                             5,600        5,600       5,600
  Retained earnings                           6,996        8,343       9,404
  Foreign currency translation adjustment      (196)         (39)       (143)
                                            -------      -------     -------

     Total stockholders' equity             $12,735      $14,239     $15,196
                                            -------      -------     -------

                                            $73,127      $53,093     $47,108
                                            =======      =======     =======


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                  Three Months Ended    Nine Months Ended
                                  --------------------  ------------------
                                  April 30,  April 30,  April 30, April 30,
                                    1997       1996       1997      1996
                                  ---------  ---------  --------  ---------
                                    (in thousands)        (in thousands)
NET SALES                          $39,594    $32,761    $73,818   $67,420

COST OF SALES                       28,602     20,813     53,050    43,778
                                   -------    -------    -------   -------

     Gross profit                  $10,992    $11,948    $20,768   $23,642

OPERATING EXPENSES:
  Selling and administrative       $ 6,924    $ 7,074    $18,778   $17,961
  Research and development             943        906      2,994     2,512
                                   -------    -------    -------   -------

     Total operating expenses      $ 7,867    $ 7,980    $21,772   $20,473
                                   -------    -------    -------   -------

     Operating income (loss)       $ 3,125    $ 3,968    $(1,004)  $ 3,169
                                   -------    -------    -------   -------

OTHER EXPENSES:
  Interest expense                 $   734    $   553    $ 1,607   $ 1,382
  Other, net                           530        341      1,093       934
                                   -------    -------    -------   -------

     Total other expenses          $ 1,264    $   894    $ 2,700   $ 2,316
                                   -------    -------    -------   -------

INCOME (LOSS) BEFORE
  INCOME TAXES                     $ 1,861    $ 3,074    $(3,704)  $   853

PROVISION (BENEFIT) FROM               652        837     (1,296)      171
                                   -------    -------    -------   -------
  INCOME TAXES

NET INCOME (LOSS)                  $ 1,209    $ 2,237    $(2,408)  $   682
                                   =======    =======    =======   =======

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS) PER SHARE        $   .36    $   .67    $  (.72)  $   .20
                                   =======    =======    =======   =======

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 3,352      3,352      3,352     3,352
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 5)



                                                     Nine Months Ended
                                                   ----------------------
                                                   April 30,   April 30,
                                                      1997        1996
                                                   ----------  ----------
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $ (2,408)   $    682
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                      1,917       1,927
     (Gain) Loss on retirement of fixed assets            (7)         58
  Changes in operating assets and liabilities:
     Increase in accounts receivable                 (10,990)     (8,185)
     Increase in inventories                         (12,026)     (3,431)
     Increase in prepaids, deferred
       income taxes, and other assets                 (1,410)        (78)
     Increase in liabilities and other                17,917       1,996
                                                    --------    --------

     Net cash used in operating activities          $ (7,007)   $ (7,031)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              $ (2,365)   $ (1,526)
                                                    --------    --------

     Net cash used in investing activities          $ (2,365)   $ (1,526)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

  Borrowings under line of credit                   $ 71,423    $ 67,421
  Repayments of borrowings under line of credit      (61,300)    (59,341)
  Borrowings under term loan agreement                   500       1,506
  Principal payments on term loans and capital
     lease obligations                                (1,174)     (1,178)
                                                    --------    --------

     Net cash provided by financing activities      $  9,449    $  8,408
                                                    --------    --------

     Net increase (decrease)
     in cash and cash equivalents                   $     77    $   (149)

CASH AND CASH EQUIVALENTS - beginning of period          621         643
                                                    --------    --------

CASH AND CASH EQUIVALENTS - end of period           $    698    $    494
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


(1) PRINCIPLES OF PREPARATION

    The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 1997, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2) BALANCE SHEET DETAIL

    Inventories -
    -------------

    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                       April 30,   April 30,   July 31,
                                                          1997        1996       1996
                                                       ----------  ----------  ---------
                                                                (in thousands)

          Raw materials                                  $15,236     $ 8,440    $ 5,985
          Work-in-process                                  8,386       4,989      4,998
          Finished goods                                  10,048       9,146     10,466
          Excess, obsolete and realization reserves         (871)     (1,168)      (676)
                                                         -------     -------    -------

          Total inventories                              $32,799     $21,407    $20,773
                                                         =======     =======    =======

     Property, Plant, and Equipment, Net -
     -------------------------------------

          Land                                           $   557     $   557    $   557
          Building and improvements                        4,421       3,781      3,766
          Machinery and equipment                         23,584      20,380     20,880
          Office furniture and equipment                   4,890       4,644      4,824
                                                         -------     -------    -------
                                                         $33,452     $29,362    $30,027

          Less - accumulated depreciation                 21,893      19,351     19,984
                                                         -------     -------    -------

          Net property, plant, and equipment             $11,559     $10,011    $10,043
                                                         =======     =======    =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

    Long-term debt and revolving credit line are summarized below:

                                                       April 30,  April 30,  July 31,
                                                         1997       1996       1996
                                                       ---------  ---------  --------
                                                               (in thousands)

     Revolving credit line                               $21,645    $15,773   $11,524
     Term loan                                             3,057      3,335     2,766
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $170,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from July 1997 through December 2001                4,533      4,553     4,434
                                                         -------    -------   -------
                                                         $29,235    $23,661   $18,724

     Less - current maturities                            15,613      9,757     5,019
                                                         -------    -------   -------

     Total long-term debt                                $13,622    $13,904   $13,705
                                                         =======    =======   =======


    The Company has a $30 million financing package which consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The financing package expires in December 1998. The term loan is payable in monthly installments of $23,167 plus interest at national prime (currently 8.5%) plus 1.5%. A principal payment for the term loan of $500,000 was paid on May 31, 1996, and another principal payment of $500,000 is payable on May 31, 1997. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carries an interest rate of national prime plus 1%. Borrowings against inventories are limited to $12 million in total.

    During January 1997, the Company was advanced an additional $4,000,000 over the qualifying categories of receivables and inventories. The advance was repaid in installments of $1,000,000 from January 31, 1997 to March 30, 1997.

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

(4) STOCKHOLDERS' EQUITY

    During the nine months ended April 30, 1997, Stockholders' Equity changed for the following items: Net loss of $2,408,000 and a $53,000 increase in the negative Foreign Currency translation adjustment.

(5) CONSOLIDATED STATEMENTS OF CASH FLOWS

    The Company acquired $1,060,000 and $1,779,000 in equipment under capital lease obligations during the nine months ended April 30, 1997, and April 30, 1996, respectively. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the nine months ended April 30, 1997, and April 30, 1996, the Company paid interest of $1,607,000 and $1,382,000, respectively.

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

           1    Business and Summary of Significant Accounting Policies
           4    Capital Leases
           5    Stockholders' Equity and Related Items
           6    Retirement Plans
           7    Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended April 30, 1997, increased 21% compared to the same period in fiscal 1996. Unit sales increased 27.5% and the average price per unit decreased 4.9%. The increase in unit sales was attributable to:
1) increased unit sales of the Company's Global Positioning System (GPS) products; 2) improved sales of sonars to original equipment manufacturers (OEM's); and 3) introductory sales of the Company's new mid and high-priced sonar products. Substantially all of the sales increase in the GPS products is attributable to the new $199 Eagle Explorer and $239 Lowrance GlobalNav 200 hand-held models which began shipping during the second quarter of fiscal 1997. These increases were partially offset by reduced sales of the low-priced Eagle sonar units.

The decrease in the average price per unit resulted from the sales mix being wighted toward the lower-priced hand-held GPS units, as well as price reductions on certain other GPS products.

Gross profit as a percentage of net sales decreased to 27.8% from 36.5% for the three months ended April 30, 1997, compared to the same period in fiscal 1996. This decrease is attributable to: 1) the increase in sales of the low-end GPS units, which generally carry lower margins than other products; 2) unplanned continued production of the Company's new 1997 sonar products in the Tulsa production facility versus planned production in the Company's new Mexico facility; 3) inefficiencies in certain production processes in the Tulsa production facility; and 4) high production labor costs and employee turnover in Tulsa due to record low unemployment in that labor market.

Net sales for the nine months ended April 30, 1997, increased 9.6% compared to the same period in fiscal 1996. Unit sales were 13.9% above 1996 levels, while the average price per unit decreased 5.5%. The unit increase results from higher sales of the Company's GPS products, partially offset by a decline in sales of the low-end Eagle products, as noted above. The average price per unit declined due to the same factors noted for the third quarter.

Gross profit as a percentage of net sales for the nine months ended April 30, 1997, was 28.1% compared to 35.1% for the same period in fiscal 1996. This decrease results from the same factors that contributed to the quarterly decline noted above.

Operating expenses as a percentage of net sales for the three months ended
April 30, 1997, were 19.8% compared to 24.4% during the same period in 1996. Total operating expenses decreased by $113,000. The decrease is primarily in General and Administrative expenses, offset by increased marketing and promotion costs associated with the Company's expansion into several strategically important non-marine GPS markets.

Operating expenses as a percentage of net sales for the nine months ended April 30, 1997, were 29.5% compared to 30.4% for the same period in 1996 and total operating expenses increased $1,299,000. Marketing and Advertising expenses were up as a result of the Company's efforts to expand its retail distribution network and to promote its seven new sonar and GPS products. Research and Development increased due to the Company's emphasis on developing new GPS products and applications. General and Administrative expenses during the first nine months of fiscal 1997 declined $670,000 compared to the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's need for working capital normally increases in the fall and winter months as the Company manufactures and stockpiles its products for the traditional "fishing season" peak sales months of January through May. Due to the reasons discussed below, the Company's working capital needs have remained higher than normal through the third quarter of 1997.

In 1996, the Company announced plans to expand its Mexican manufacturing operation to meet increasing demand for its products, particularly GPS models. The Company entered into a long-term lease for a new manufacturing facility and was responsible for funding a large portion of the leasehold improvements necessary for the building to meet its specific production needs. In addition to funding the leasehold improvements, it was necessary to build additional inventory levels to support the expansion of sales during fiscal 1997 and to enable the transition of certain production operations to Mexico.

As is consistent with prior years, the Company was at maximum borrowing limits through the first nine months of fiscal 1997, and expects to be at or near the maximum limit throughout much of the fourth quarter. Because of this, the Company has had to delay payments to vendors during the year. Management does not expect any significant long-term effect from these delayed payments as most vendors are long-term suppliers of the Company.

Inventory levels grew significantly, primarily in raw materials and work-in-process during the first nine months of fiscal 1997 versus fiscal 1996. This increase resulted from production delays related to a longer than planned transition to the Company's new facility in Mexico, as well as unplanned delays in developing and producing the seven new products for 1997 and unexpected inefficiencies in its Tulsa production facility. The increase in trade payables directly relates to the inventory increase and the delay in payments to vendors described above. Management expects that inventories will decline during the fourth quarter and continue to decline during fiscal 1998 such that by the end of next year's first quarter inventories will be lower than the comparable period in fiscal 1997. As the inventory declines, management expects payments to vendors to improve correspondingly.

Capital expenditures were $120,000 higher during the first nine months of fiscal 1997 than the same period of fiscal 1996. Substantially all of the increase relates to the establishment of the Mexican facility.


OUTLOOK
-------

Current backlog is approximately $10.8 million, compared to approximately $7.4 million at the same time last year. This increase is attributable to the expansion of the Company's GPS product offerings to include three portable models priced below $200 retail and strong consumer acceptance of the Company's additional 1997 product offering, which includes seven new models of sonar and GPS products. While some of these new models began shipping late in the second quarter, production delays limited or delayed most shipments until the third quarter. The Company is currently producing all of the new products; however, it was not able to meet demand during the first nine months of fiscal 1997. Management feels that sales would have been at least $5,000,000 higher had production output been equal to plan. It should be noted the backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company expects sales to increase in the fourth quarter of 1997 over the same period last year and to be profitable for the quarter. However, management anticipates a net loss for fiscal 1997. This is primarily a result of three items: 1) production inefficiencies and increased labor costs in the Tulsa production facility; 2) delayed production and timing of shipments of new products; and 3) increased sales and marketing costs associated with an expanded presence in the GPS market. It should be noted that the earnings history of the Company has been sporadic, including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors could rapidly deteriorate and would have an adverse affect on expected results for the remainder of the year.

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



Dated:      June 13, 1997
       -----------------------