Form 10-K
period 1997-07-31
LOWRANCE ELECTRONICS INC
filed 1997-10-29
CIK 804073

                               F O R M   1 0 - K

      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1997

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


       For the transition period from                 to
                                      ---------------    ---------------
                        Commission File Number: 0-15240

               L O W R A N C E   E L E C T R O N I C S,  I N C.
           ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                44-0624411
------------------------           -----------------------------------
(State of incorporation)           (I.R.S. Employer Identification No.)

                     12000 East Skelly Drive
                          Tulsa, Oklahoma                 74128
              --------------------------------------    ----------
              (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (918) 437-6881

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. [X]

              Aggregate Market Value of the Voting Stock Held By
                Non-Affiliates on October 27, 1997 - $5,436,002

                       Number of Shares of Common Stock
                  Outstanding on October 27, 1997 - 3,352,458

                      DOCUMENT INCORPORATED BY REFERENCE
         Proxy Statement for Annual Meeting of Stockholders to be held
                          December 9, 1997 - Part III

                                   FORM 10-K

               Annual Report for Fiscal Year Ended July 31, 1997

                          LOWRANCE ELECTRONICS, INC.
                                                                 Page
                                                                 ----
                               Table of Contents
                               -----------------

                                    PART I

Item 1.     Business.............................................   1

Item 2.     Properties...........................................  12

Item 3.     Legal Proceedings....................................  12

Item 4.     Submission of Matters to a Vote of Security Holders..  12


                                  PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters..................................  13

Item 6.     Selected Financial Data..............................  14

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................  15

Item 8.     Financial Statements and Supplementary Data..........  22

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..................  22


                                 PART III

Item 10.    Directors and Executive Officers of the Registrant...  23

Item 11.    Executive Compensation...............................  23

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.......................................  23

Item 13.    Certain Relationships and Related Transactions.......  23

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K  ..................................  24
                                                       and F-1 to F-17

Signatures  .....................................................  28

                          LOWRANCE ELECTRONICS, INC.
                                 Annual Report
                       For the Year Ended July 31, 1997


                                    PART I

Item 1. Business
------- --------

General
-------

    The Company designs, manufactures, and markets sonars (also known as depth sounders) and accessories for use in recreational and commercial boating. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company also designs, manufactures, and markets Global Positioning System (GPS) navigational receivers that may be attached to and used with certain of the Company's liquid crystal display (LCD) sonars or to provide stand-alone navigational information. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as aviation, hunting, hiking, and backpacking. The sonars and GPS navigational receivers are marketed under the Company's three trade names, "Lowrance" "Eagle", and "Sea", primarily through wholesalers, original equipment manufacturers (OEMs), mail-order catalogs, mass merchandisers, and other retail outlets in all fifty states and to a lesser and limited extent in fifty-nine foreign countries.

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

        Graphic Liquid Crystal Display (LCD) Sonars.  The Company's LCD products
        -------------------------------------------
        are easier to use, provide more advanced capabilities, and incorporate advanced signal processing, which allows automatic operation of LCD sonars in a way that sets the controls for best performance whether at trolling or high speeds. The Company markets twenty-six LCD sonar models. All of the models utilize advanced computer technology and are keyboard controlled. The Company's LCD models graphically display the depth of the water, bottom contour, fish, and other underwater objects on a LCD and digitally display the water depth. Twelve models can also digitally display the surface temperature of the water, boat speed, and distance traveled. LCD sonars are easier to read and interpret than the Company's flasher sonars. Because LCD sonars have no moving parts, they are more durable than other sonars. The more advanced models usually retail from $350 to $550. The other LCD models, with fewer features, usually retail from $99 to $300. The Company's various LCD models range in maximum depth capabilities from 350 feet to 2,500 feet.

         Other Sonars.  The Company's others sonars include flasher displays and
         ------------
         digital displays. Flasher models were the first type of sonar products designed and manufactured by the Company. The display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a sonar signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital sonars are marketed and used solely to determine water depth which is digitally depicted on a LCD. The flasher and digital sonars have varying depth capabilities ranging from 60 feet for flashers to 1,000 feet for digital sonars and range in retail price from $140 to $300.

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

            The Company's gimbal mount Global Map 2000 product utilizes input from either a GPS or Loran module to display the user's position on a pictorial background map in addition to providing the navigational information and course plotter available in all Lowrance and Eagle GPS products. Further, the user, at their option, can purchase mapping cartridges which contain over 7,000 highly detailed nautical charts. The Global Map 2000 retails for approximately $1,000 including the GPS module and cartridge reader. This unit is also sonar capable with the purchase of a sonar access module.

            In addition to the Company's gimbal-mounted GPS products, it offers an expanding range of portable, hand-held GPS navigation receivers. The first such product, the Eagle AccuNav Sport, began shipping in fiscal 1994, followed by the Lowrance GlobalNav Sport in fiscal 1995. These products are battery-powered and feature a high resolution LCD screen with full graphics capabilities which will display navigational information and course plotting. During fiscal 1996, the Company began shipping its first hand-held GPS mapping receiver, the Lowrance GlobalMap Sport, with capabilities similar to that of the GlobalMap 2000. These products can be used in both marine and non-marine applications and retail from approximately $349 to $649. Also during fiscal 1996, the Company manufactured and sold its first portable GPS receivers specifically designed for use by commercial and private pilots. The Lowrance AirMap GPS offers exceptionally detailed navigation displays including an HSI-style screen, and a detailed database of all North and South American airports including runway diagrams, restricted air spaces, tower and communication frequencies, and aviation services available. The unit's free built-in background map shows U.S. cities, towns, state and federal highways, all permanent streams and rivers, and lakes and ponds down to as little as a few acres. The unit can also utilize the Company's IMS SmartMap detailed mapping cartridges as well as marine mapping databases. The AirMap retails for approximately $600.

            In fiscal year 1997, the Company began shipping its breakthrough 12-channel GPS receivers with the introduction of two new gimbal-mount units, the Eagle View and Lowrance GlobalNav 310, and two new hand-held GPS products, the Eagle Explorer and Lowrance GlobalNav 200. The highly-compact Eagle View and Lowrance GlobalNav 310 GPS receivers feature an integrated 12 parallel-channel receiver for outstanding performance at retail prices of $299 and $369 respectively. Featuring a powerfully-fast and highly-dependable 12 parallel-channel receiver, advanced navigational software and exclusive rechargeable battery options, the Eagle Explorer and Lowrance GlobalNav 200 were introduced at retail prices of $199 and $239, respectively.

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

                                       Percent of Total Product Sales
                                      ---------------------------------
                                         1995       1996        1997
                                      ----------  ---------  ----------
Type of Sonar Displays -
 LCD's, including combination
   navigation units                      68.9%      62.8%       51.4%
 Other sonars                             4.6        4.0         4.0
GPS, including stand-alone units
 and modules                             16.3       23.7        35.8
Accessories                              10.2        9.5         8.8
                                        -----      -----       -----

   Total                                100.0%     100.0%      100.0%
                                        =====      =====       =====


Distribution
------------

    The Company markets its products under three trade names, "Lowrance", "Eagle", and "Sea". Sales of the Lowrance and Eagle brand products account for over 98% of total sales. Sales of Eagle products, as a percentage of total sales were approximately 58% in 1995, 50% in 1996 and 54% in 1997.

    The Lowrance line in both sonar and GPS, with its selection of eighteen interchangeable transducers and its more complicated keyboard, is intended for the more sophisticated user. The wide choice of transducers available with the Lowrance sonars allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, and frequency to meet the boater's specific needs. As a result of recent developments in transducer design, the Company packages its Lowrance sonar models with a high-performance transducer suitable for use on nearly all types of boat hulls. Lowrance customers can exchange this transducer for credit toward one which better meets their specialized requirement for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance sonar. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers, and retailers that the Company believes have basic knowledge of the installation, use, and service of the Lowrance line and can pass on such knowledge to customers. Wholesalers and retailers purchasing products in the Lowrance line are parties to agreements with the Company providing for non-exclusive authorized dealerships and distributorships for a term of one year. As of July 31, 1997, the Company had approximately 2,400 wholesalers and retailers that were parties to such agreements. A sonar installation subsidy is offered to authorized dealers that sell and install Lowrance products as a means of sharing the costs of the installation. The Company believes that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct the fisherman and boat owner as to the product's use. Terms of payment for products in the Lowrance line vary based on the time of the season with the longest dating terms of 90 days being offered for shipments during the first quarter of the fiscal year.

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

    Beginning in fiscal 1995, the Company began marketing a third brand of sonar and GPS navigational products, "Sea". These products are marketed through select coastal dealers and sales of Sea products accounted for less than two percent of fiscal 1997 sales.

    The Company's products are sold in all fifty states and fifty-nine countries internationally. The Company's international sales totaled $21,000,000 in fiscal 1995, $20,000,000 in fiscal 1996, and $25,000,000 in fiscal 1997, representing approximately , 23%, 21%, and 24% of total net sales in each respective fiscal year. See Note 9 to the consolidated financial statements. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own distribution warehouses for sales and distribution of its products. Sales in neither of these two countries represented 10% or more of the Company's total annual sales for the latest three fiscal years.

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

    Sales to Wal-Mart Stores, Inc., accounted for 14% of the Company's net sales in each of fiscal years 1995, 1996, and represented 10% of net sales in 1997. The top ten customers, including Wal-Mart Stores, Inc., accounted for approximately 35%, 34%, and 34% in 1995, 1996 and 1997, respectively, of the Company's net sales.

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

    As of October 27, 1997, the Company's backlog of orders exceeded $9.8 million, including orders for new products which represented 21% of the backlog. The backlog one year ago at this time was $10 million. Backlog is not necessarily comparable from year to year because of the significant impact on backlog resulting from the timing and pent-up demand for the introduction of the Company's new products each year. While the Company believes that the present backlog of orders is firm, the orders for its products are subject to cancellation without further obligation by the customer at any time prior to shipment.

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

    To satisfy this need, the Company utilizes a sales force of twenty full-time employees to promote its products worldwide. The sales force replaces the more traditional manufacturer's representative who may represent more than one brand or product. The sales personnel employed by the Company have the knowledge and time necessary to educate wholesalers, dealers, fishermen, and boat owners on sonar products and demonstrate the practical benefits of sonar. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at tackle and boat shows, and participate in store promotions, seminars, and talks.

    To supplement the sales force, the Company has a part-time independent sales group known as the "pro-staff". The pro-staff consists of approximately two hundred and fifty fishing professionals, tournament fishermen, serious outdoors enthusiasts and pilots trained and equipped by the Company to promote the Company's products at fishing tournaments, store promotions, club talks, seminars, and tackle, and boat, hunting and aviation shows.

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

    In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions, and contributions to environmental groups. In fiscal 1992, the Company became an official sponsor of the Bass Angler's Sportsman Society's (B.A.S.S.) professional tournament trail, replacing Techsonic Industries, Inc. The Company continues to be the official sponsor of B.A.S.S., which is the nation's largest sportsman's organization with more than 550,000 active members. In addition to conducting the country's largest and best-known tournament trail, B.A.S.S. publishes four major national magazines and has more than 2,200 affiliated clubs through which the Company can strategically market its sonar and navigational products. The Company, through its Eagle brand, is also an Affiliate Sponsor of the new Wal-Mart FLW tournament trail in 1998. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company provides OEM sonar products. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

Competition
-----------

Sonar and Sonar/GPS Combination Units -
-------------------------------------

    The Company encounters intense competition for its products from a number of domestic and foreign manufacturers. More than 300 brands of sonars have been offered to the consumer since the Company's formation in 1957. Presently, there are more than twenty-five competitors worldwide. Historically, the sonar market, as it relates to sonars marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. According to independent marketing research commissioned by the Company and issued in June 1997, the Company together with this competitor currently account for approximately 80% of sonar sales within this market segment in the United States. In this 1997 study, the Company's total market share (Eagle and Lowrance brands combined) was found to be greater than 50%.
The Company believes that the study results reflect current market conditions.

    Competition in the sports fishing and recreational boating market for the Company's products is based upon a number of factors, including quality, technological development, performance, service, and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry. Further, the Company believes that the sonar market in the United States and Canada is mature, with no significant influx of new participants to either boating or fishing in recent years. Accordingly, the Company's primary opportunity for sales growth in these markets is to take market share from its competitors. The Company continues to identify and pursue significant new market opportunities for its sonar products internationally.

Hand-held GPS Units -
---------------------

    The hand-held GPS market has expanded rapidly in the past two years. Target markets for these products include, but are not limited to boating, sport fishing, hunting, hiking, off-road vehicles, and aviation. The market for hand-held GPS products is growing and is expected to approach the size of the market for sonar products during 1997. The Company believes that it has captured less than 20% of this market to date. It introduced two new GPS product designs last year which began shipping during the first and second quarters of fiscal 1997 at highly competitive low-end prices. The Company's ability to capitalize on the growth of recreational GPS products improved with these new price-competitive products and two additional models which began shipping during the first quarter of fiscal 1998. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies which can be quickly brought to market at competitive prices.

    Two competing GPS companies currently dominate this market and the Company believes these two competitors combined continue to control in excess of 70% of the hand-held GPS market. The primary reason for their success is that both companies have introduced and marketed several products retailing for under $200 and have, as a result of the Company's new low-priced products with 12-channel receivers, been forced to close-out large volumes of their single channel products for under $130 retail. Both companies offer a range of higher priced products with more features than their lowest priced models including products specifically aimed at the avionics market. Last year, one of these competitors introduced a combined GPS and sonar model and a sonar-only model, to date, their only sonar products. The Company does not believe that these models will have a significant impact on its own extensive lines of sonar products during fiscal 1998.

    Currently, the Company offers four Eagle and six Lowrance hand-held products, which retail at prices between $179 and $799. The Company began shipping it's new Eagle Explorer hand-held GPS during the second quarter of fiscal 1997. This product features a 12 parallel-channel receiver, high-resolution display, internal battery back-up for stored information and a unique rechargeable battery option for a retail price of approximately $199.

    Together with the Lowrance GlobalNav 200, the Eagle Explorer was instrumental in establishing the Company's immediate and increased presence in multiple non-marine retail markets and outlets. These products, combined with an extensive advertising and promotion campaign, significantly increased consumer awareness and recognition of the Eagle and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several new outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

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

Product Research and Development
--------------------------------

    The Company's operations and competitive position are dependent to a large extent upon its ability to anticipate and react to the technological innovations inherent in its industry. The Company has been engaged in the development of sonars and the refinement of its existing sonar models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed a portable sonar capable of locating individual fish and their depths. Among other significant sonar advancements, the Company developed and patented an effective interface suppression system and interchangeable high speed transducers which permit operation of sonar at boat speeds of up to 70 miles per hour. The Company also introduced in 1979 a computer-controlled sonar with microprocessor chip and software allowing high speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high resolution and "Supertwist" high visibility liquid crystal displays. In 1989, the Company introduced the first fully waterproof sonar/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna coupler module. Advanced Signal Processing (ASP), a breakthrough in automatic sonar control developed in 1990, constantly evaluates the effect of varying water conditions, boat speeds, and interference sources, adjusting the sonar's many settings for optimum performance. Based on the Company's belief that the United States military's GPS would be the preferred method of navigation in the future, if it became affordable, the Company introduced six marine GPS products in 1992, with most at breakthrough price points. The SupraPro ID, a new sonar model introduced in 1994, now retails for under $100, provided users with four times the resolution of its nearest competitive model. Another model new in 1994, the GlobalMap 1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav Sport hand-held GPS product, which retails for under $400, revolutionized the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products at less than half the price. In 1995, the Company introduced its latest generation of "3D" sonar products, the ULTRA III 3D and the X-70A 3D, which provide expansive underwater coverage and innovative "three dimensional" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products offered the Company's new "Broadview" technology. By purchasing a "Broadview" accessory transducer (which can be installed on the transom or on a trolling motor), users can expand their sonar coverage to search out -- left or right -- to detect fish and cover down and outward from the boat. In 1996, the Company introduced and delivered its first hand-held GPS mapping products. In fiscal 1998, the Company is introducing two new sonar products with enhanced display screen resolution and newly designed cases, as well as operating software in several of its sonar and GPS products. Additionally, the Company will deliver four new hand-held GPS products, each utilizing new 12 parallel-channel receiver technology.

    Research and development expenditures of the Company were $2,868,000 in fiscal 1995, $3,439,000 in fiscal 1996, and $3,936,000 in fiscal 1997. The
Company plans additional development of its LCD sonars to increase performance and versatility and is conducting research and development into other marine electronic equipment utilizing technology with which it is familiar. Also, the Company intends to develop additional GPS products for use in marine and non-marine applications.

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

Manufacturing and Suppliers
---------------------------

    Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company expanded its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 88,000 square foot leased facility which has been constructed to allow expansion to 108,000 square feet as the Company requires more operating space. Currently, the Company utilizes 70,000 square feet for manufacturing, including a 26,000 square foot clean room within the 88,000 square feet presently occupied by the Company. In the expanded Mexico facility, the Company manufactures its transducer and cable assemblies as well as assembles most of the liquid crystal displays used in its products. Additionally, the Company performs final assembly, final testing and packing operations on most of its products in the Mexico facility. The transfer of the final assembly and liquid crystal display assembly operations from the Company's Tulsa facility began in August 1996 and was completed in July 1997. The Company will continue to assemble and test all circuit boards in its existing facility in Tulsa. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products, are an integral part of the Company's manufacturing process. The Company's Tulsa manufacturing facilities, with its expanded Mexico operation, are sufficient to allow increased production without substantial future capital investments.

    Certain component parts of the Company's products are technologically advanced and/or specifically designed for the Company's use, and thus are presently available only through single-source suppliers, some of which are located in foreign countries. Certain other component parts are available from a number of suppliers, but the Company largely relies on single-source suppliers for these parts. Purchasing from a single source in these instances allows the Company to have more consistent quality in the component parts and to receive quantity discounts and permits the Company to establish long-standing relationships with its suppliers. The Company believes long-standing relationships lead to better performance with suppliers by shortening delivery time, improving quality, and fostering a better understanding of and adaptation to the nature of the Company's needs and the suppliers' capabilities.

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

Product Warranty and Support Services
-------------------------------------

    Substantially all of the Company's products are sold with a full one-year warranty. The Company offers the consumer the right to extend the warranty for an additional two years on sonar products by purchasing an extended warranty package. Warranty expenses have averaged approximately 2.0% of sales during the last three fiscal years. The Company emphasizes service after the sale in connection with its products by providing a prepaid, pre-addressed shipping label packed with each unit for use by the consumer located in the United States electing to return the unit to the Company for warranty or non-warranty repairs. (The Company guarantees a three-day in-house turnaround on units sent in for repair.) Warranty and non-warranty repairs are available from the Company's plant in Tulsa, Oklahoma, and from ten "depot" centers throughout the United States and from dealers and distributors in fifty-nine foreign countries.

Patents and Trademarks
----------------------

    Since 1970, the Company has obtained thirty-seven patents expiring at various dates from 1987 through 2015. Since 1970, eleven design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's accounts receivable and inventory line of credit financing. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

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

    The Company has registered forty trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle", with an accompanying logo and has additional trademark applications filed.

Employees
---------

    As of July 31, 1997, the Company employed 1,338 persons on a full-time basis of whom approximately 1,122 were involved in manufacturing and materials. Of the 1,122 full time employees involved in manufacturing and materials, 386 employees are located in the Company's headquarters in Tulsa and 736 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 216 employees were engaged in research and development, sales and marketing, and administration. During the year, the Company utilizes temporary workers to allow it to adjust its workforce as its production needs change. All of the temporary workers are located in the Tulsa facility. At July 31, 1997, approximately 150 of such workers were engaged by the Company and are included in the above amounts. Additionally, the Company retains, on a part-time basis, over 250 independent contractors, the "pro-staff", that assist in promoting its products.

    The Company has never experienced a work stoppage, and none of its employees are represented by a union. Management considers its employee relations to be excellent.

Item 2. Properties
------- ----------

    The Company maintains its offices and manufacturing and warehouse facilities at 12000 East Skelly Drive, Tulsa, Oklahoma, 74128. The Company's Tulsa facilities are located on approximately 23 acres of land and consist primarily of a masonry building containing approximately 116,000 square feet of floor space, of which 35,000 square feet are used for manufacturing operations, 36,000 square feet for warehousing, and 45,000 square feet for office and laboratory space.

    Prior to fiscal 1997, the Company, through its Mexican subsidiary, leased a 25,000 square foot manufacturing facility in Ensenada, Mexico. In fiscal 1997, the Company expanded its Ensenada, Mexico operations by leasing a new 88,000 square foot manufacturing facility which has been constructed to permit the Company to expand into the built out, but unfinished 20,000 square foot, second
floor affording the Company 108,000 square feet.   The Company presently is
using 70,000 square feet for manufacturing including a 26,000 square foot clean room of the 88,000 square feet occupied by the Company. During fiscal 1997, the existing facility was eliminated and combined with operations in the new facility.

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

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------


    None.

                                 PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------- ---------------------------------------------------------------------

    As of October 27, 1997, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's inventory and accounts receivable line of credit agreement prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

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

                        1996            1997
                   --------------  --------------
                    High     Low     High   Low
                      $       $       $      $
                   ------  ------  ------  ------
    1st Quarter     6 1/2   4 1/2   8 1/4   5
    2nd Quarter     5 1/2   3 3/4   11      6 1/2
    3rd Quarter     6 1/2   4 3/4   10      7 1/2
    4th Quarter     7 1/4   4 3/4   8 5/8   5

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

                                                           Years Ended July 31,
                                                -----------------------------------------------
                                                   1993      1994       1995      1996      1997
                                                -------   -------    -------   -------  --------
                                                     (in thousands, except per share amounts)
Operating Data:
 Net sales                                      $79,634   $81,250    $91,116   $94,579  $104,659
 Gross profit                                   $28,182   $25,330    $31,069   $31,988  $ 26,881
 Income (loss) before
  income taxes and
  extraordinary credit                          $ 4,423   $(1,663)   $ 2,061   $ 2,199  $ (7,877)
 Net income (loss)                              $ 3,000   $  (672)   $ 1,422   $ 1,743  $ (5,190)

Per Share Data:
 Weighted average number
  of shares outstanding                           3,403     3,350      3,352     3,352     3,352

 Net income (loss)                                 $.88     $(.20)      $.42      $.52    $(1.55)

Balance Sheet Data:
 Working capital                                $11,090   $12,872    $14,777   $18,509  $ 18,427
 Total assets                                   $28,376   $35,028    $40,228   $47,108  $ 61,366
 Long term debt, less
  current maturities                            $ 5,269   $ 9,379    $ 9,975   $13,705  $ 21,805
 Stockholders' equity                           $12,630   $11,991    $13,452   $15,196  $  9,952

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

General
-------

    The following table sets forth for the periods indicated the relative percentages that certain items of income and expense bear to net sales:

                                          Years Ended July 31,
                                         -----------------------
                                         1995    1996      1997
                                         -----   -----     -----
                                         (percent of net sales)
    Net sales                            100.0%  100.0%    100.0%
    Cost of sales                         65.9    66.2      74.3
                                         -----   -----     -----

        Gross profit                      34.1    33.8      25.7

    Operating expenses:
      Selling and administrative          24.2    24.6      25.7
      Research and development             3.2     3.6       3.8
      Unusual Item                         1.2       -         -
                                         -----   -----     -----

        Operating income (loss)            5.5     5.6      (3.8)

    Interest expense                      (1.7)   (2.0)     (2.3)
    Other, net                            (1.5)   (1.3)     (1.4)
                                         -----   -----     -----

    Income (loss) before income
      taxes                                2.3     2.3      (7.5)
    Provision (benefit) for
      income taxes                          .7      .5      (2.6)
                                         -----   -----     -----

    Net income (loss)                      1.6     1.8      (4.9)
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

    The following table sets forth the quarterly results for the past three fiscal years:


    Years Ended July 31            Sales         Net Income (Loss)
----------------------------  ----------------  -------------------
                                     (dollars in thousands)
        1995
        ----
First Quarter (Aug.-Oct.)     $ 14,215   15.6%   $(1,203)    (84.6)%
Second Quarter (Nov.-Jan.)      25,417   27.9        445      31.3
Third Quarter (Feb.-Apr.)       32,151   35.3      2,181     153.3
Fourth Quarter (May-July)       19,333   21.2         (1)      0.0
                              --------  -----    -------   -------

     Total for Year           $ 91,116  100.0%   $ 1,422     100.0%
                              ========  =====    =======   =======

        1996
        ----
First Quarter (Aug.-Oct.)     $ 13,967   14.8%   $(1,175)    (67.4)%
Second Quarter (Nov.-Jan.)      20,692   21.9       (380)    (21.8)
Third Quarter (Feb.-Apr.)       32,761   34.6      2,237     128.3
Fourth Quarter (May-July)       27,159   28.7      1,061      60.9
                              --------  -----    -------   -------

     Total for Year           $ 94,579  100.0%   $ 1,743     100.0%
                              ========  =====    =======   =======

        1997
        ----
First Quarter (Aug.-Oct.)     $ 14,110   13.5%   $(2,371)    (45.7)%
Second Quarter (Nov.-Jan.)      20,114   19.2     (1,246)    (24.0)
Third Quarter (Feb.-Apr.)       39,594   37.8      1,209      23.3
Fourth Quarter (May-July)       30,841   29.5     (2,782)    (53.6)
                              --------  -----    -------   -------

     Total for Year           $104,659  100.0%   $(5,190)   (100.0)%
                              ========  =====    =======   =======

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

    Additionally, sales of the Company's products are affected by adverse changes in economic conditions, increased oil prices or adverse weather conditions. The Company believes that the lower-priced and easier to use LCD sonar products available in recent years attracted an increased number of less serious fishermen to the marketplace who are more likely to reduce their purchase of sonar products during adverse economic conditions and /or prolonged adverse weather conditions. The Company believes that the sonar market in the United States and Canada is mature, with no significant growth in boating or fishing participation in recent years. Any opportunity for growth in these markets will rely on the ability of the Company to increase its market share. Some market growth for sonar products is anticipated as related to international markets as the Company continues to focus efforts in these areas. International sales for 1997 increased over 1996 by $5.4 million (25%). Canadian sales grew 37%, Australian sales were up 19%, and all other International sales increased 25%, primarily because of improving European economies, expanded points of distribution and increased sales of GPS products. The market for GPS products, both domestic and international, is expected to continue to expand. The Company's future success in GPS is heavily dependent upon keeping pace with competitors who are rapidly introducing new products and new pricing strategies in the increasingly competitive marketplace. Accordingly, the Company's future sales could be adversely affected by a reduction in consumer spending, a decline in recreational boating and sport fishing resulting from significant increases in oil prices, or new product introductions by competitors.

    Sales of sonar products including combination sonar/GPS units were down $5.9 million (9.5%) from fiscal 1996 to 1997, following a decrease of approximately $3.8 million (6%) from fiscal 1995 to 1996. The decline in sonar sales when comparing 1996 to 1997 results from limited product availability caused by production delays on the Company's new mid and upper series sonar products in 1997. Sales of GPS products increased approximately $6.9 million (51%) from fiscal 1995 to 1996 and increased approximately $15.1 million (84%) from fiscal 1996 to 1997. A significant percentage of the increase for GPS in fiscal 1996 related to the shipment, late in the year, of two portable mapping units, the GlobalMap Sport and the AirMap. The shipment of these two products had a positive effect on sales and net income for the fourth quarter of 1996. The 1997 increase is primarily attributable to the introduction of the low-cost gimbal-mount and hand-held GPS products.

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

    The Company uses a Material Requirements Planning (MRP) system to control inventory by eliminating stockpiling and by utilizing a continuous flow method of manufacturing. Under the continuous flow method of manufacturing, parts and supplies are ordered and scheduled for purchase and delivery only at such time as they are expected to be needed in the manufacturing process. The MRP system also results in a reduction of the Company's safety stock and a shorter manufacturing cycle. However, extenuating circumstances can and do occur which render a MRP system ineffective at controlling inventory levels. Such circumstances were experienced during 1997 and are discussed below in "Working Capital".

    The following discussion and analysis relate to factors that have affected the financial condition and operating results of the Company for fiscal years 1995 through 1997. Reference should also be made to the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations
---------------------

Net Sales
---------

    Net sales for fiscal 1997 increased 10.7% over fiscal 1996. Unit sales, which include sonar units, combination sonar/navigation units, and stand-alone navigation units, increased 19.4% and the average price per unit decreased 7.9%.

    When comparing fiscal 1997 to 1996, unit sales increased because of higher sales of the Company's new low-cost hand-held GPS products which are sold primarily to mass merchandisers, mail order catalog companies, retail sporting goods stores and wholesalers. This increase was slightly offset by decreased sales of the Company's sonar products. The increase in GPS sales resulted from the continuing expansion of this market, as well as the Company's introduction of the $199 Eagle Explorer and the $239 Lowrance GlobalNav 200 models which began shipping in the second and third quarters of fiscal 1997, respectively. Also, the two new portable GPS products with mapping capabilities, which began shipping in late 1996, were available for the entire year in 1997. The decrease in the average price per unit resulted from increased sales of the Explorer and GlobalNav units and an increased weighting in the sonar sales mix toward low-priced sonar units. This weighting was the result of limited availability of the Company's six new mid and upper priced sonar products. Production delays resulted in several of these products shipping in limited quantities until late in the third quarter. Additionally, retailers are allocating more shelf space and are open to allocate more inventory dollars to GPS at the expense of sonar products due to the rapid growth and market potential of GPS.

    Net sales for fiscal 1996 increased 3.8% over fiscal 1995. Unit sales decreased 2.7% and the average price per unit increased 10%.

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

Gross Profit
------------

   The gross profit margin decreased from 33.8% in fiscal 1996 to 25.7% in 1997 due primarily to: 1) the shift in mix of units sold to the low-priced GPS units which generally have a correspondingly low profit margin; 2) unplanned production of certain new 1997 products in the Company's Tulsa production facility versus in the new Mexico facility; 3) inefficiencies in certain production processes in the Tulsa production facility; and 4) high production labor cost and employee turnover in Tulsa due to record low unemployment in that labor market. Additionally, the new sonar products, which began shipping in volume in the second and third quarters of 1997, generally carry above average margins for the Company, but were not available for much of the year.

   The gross profit margin decreased slightly to 33.8% in 1996 from 34.1% in 1995. Price decreases on existing GPS products caused by competitive market factors resulted in this decline.

Operating Expenses
------------------

    Operating expenses, as a percentage of net sales increased from 28.3% in fiscal 1996 to 29.5% in 1997. Total costs increased $4,106,000. The major factors contributing to this increase were 1) $3,400,000 additional advertising and marketing expenses related to the Company's push to acquire market share in the GPS market and in introducing the new sonar products; 2) other variable selling expenses, such as freight-out and product returns cost, were up approximately $700,000 due to increased volumes, and 3) research and development expenditures were up $500,000 due to the Company's continuing efforts to develop new products. Expense reductions in general and administrative costs partially offset the effects of the above increases.

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

Interest Expense
----------------

    Interest expense in fiscal 1997 increased by $517,000 from 1996 due to increased borrowing levels primarily associated with the Company's revolving credit line. The increased borrowings under the revolving credit line resulted from higher working capital needs to support increased sales levels, the buildup of inventories, and for support of the move of certain manufacturing operations to the Company's Mexico manufacturing facility.

    Interest expense in fiscal 1996 increased by $300,000 from 1995 due to increased borrowing levels primarily associated with the Company's revolving credit line.

Income Taxes
------------

    The effective tax rate for fiscal 1995, 1996 and 1997 was 31%, 20.7%, and (34.1)%, respectively. For Fiscal 1996, the effective tax rate is less than the statutory federal tax rate of 34% due primarily to increases in state income tax credits and refunds of prior years income taxes and related adjustments. For Fiscal 1995, the effective tax rate is less than the statutory federal tax rate of 34% due primarily to the research and development credit offset by state income tax provisions.

Income/(Loss)
-------------

    Net income (loss) as a percentage of net sales was (4.9%) in fiscal 1997, 1.8% in fiscal 1996, and 1.6% in fiscal 1995. The loss in 1997 was attributable to the factors discussed above in this section.

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

    The Company's primary sources of liquidity are cash flow from operations, an accounts receivable and inventory line of credit, and lease financing. The line of credit allows the Company to borrow up to 85% of its qualifying accounts receivable, 30% of qualifying raw materials inventory, and 60% of qualifying finished goods inventory. Borrowings for inventory, however, are limited to $13,000,000. A yearly lease line of credit is usually established to finance the acquisition of qualifying equipment and certain other assets.

    Traditionally, the Company's near-term liquidity is at its lowest during the period August through December due to limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, and extended payment terms offered to customers to stimulate sales during the seasonally slow period. As previously described, it is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months. By the end of the second quarter, sales historically increase and the Company's sources of liquidity begin to improve.

    In fiscal 1996, the Company announced plans to expand its Mexican manufacturing operation to meet increasing demand for its products, particularly GPS models. The Company entered into a long-term lease for a new manufacturing facility and was responsible for funding a large portion of the leasehold improvements necessary for the building to meet its specific production needs. In addition to funding the leasehold improvements, it was necessary to build additional inventory levels during the last few months of fiscal 1996 to support expected sales during the first quarter of fiscal 1997.

    During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods until after the peak selling season. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. Management has implemented controls to better manage production scheduling and inventory levels. Inventory is expected to gradually decline throughout fiscal 1998.

    Management expects the sources discussed above, combined with a new $4,000,000 term loan and up to $3,000,000 of expanded borrowings under its existing line of credit, to satisfy the Company's current financing needs. At July 31, 1997, there were approximately $2.3 million of borrowings available under the Company's revolving line of credit. This additional availability was related solely to the timing of payments to vendors and was depleted in early August 1997. As is consistent with prior years, management expects to be at maximum borrowing limits through the first three quarters of fiscal 1998. Because the line of credit will be at its maximum during this period, the Company will be required to delay payments to vendors as it has historically done. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for many years. Additionally, because of the additional financing noted above, overall lower projected inventory levels and an expected return to profitability in fiscal 1998, the Company does not expect payment delays to the levels experienced in fiscal 1997.

    Cash flows provided by financing activities for fiscal 1997 were used to finance capital additions (not financed by leases) of $2.7 million and to provide funds consumed in operating activities of $2.6 million. In fiscal 1996, net cash provided by financing activities was used to finance capital additions (not financed by leases) of $1.9 million and to provide funds consumed in operating activities of $1.3 million. In fiscal 1995, net cash provided by operating and financing activities was used to finance capital additions (not financed by leases) of $1.3 million.

Working Capital
---------------

    The Company's working capital ratio was 1.6 at July 31, 1997 and 2.1 at July 31, 1996. Change in this ratio is due to the loss in fiscal 1997 and the increased inventories at July 31, 1997, as discussed above and below.

    Inventory levels at July 31, 1997 were up $7.1 million or 34% from July 31, 1996. This increase resulted from production delays related to a longer-than-planned transition to the Company's new facility in Mexico, as well as unplanned delays in producing the Company's new products introduced in 1997. Also, unexpected inefficiencies in the Tulsa production facility, discussed above in "Gross Profit", compounded the build-up in inventories. The increase in trade payables directly relates to the increase in inventories and the delays in payments to vendors discussed above.

    Management expects that inventories will continue to decline during fiscal 1998. As the inventory level declines, management also expects payments to vendors to continue to improve correspondingly. The Company does not expect substantial realization problems with this inventory.


Long-Term Debt and Revolving Credit Agreement
---------------------------------------------

    At July 31, 1997, the Company's term and revolving credit loan agreement, which is more fully described in Note 3 to the Consolidated Financial Statements, provided for interest at a rate up to 1.5% over prime with maximum borrowings of up to $26,500,000 on the revolving line of credit.

    In August 1997, the Company expanded the borrowings available under its term and revolving credit loan agreements. This expanded the financing available by $7 million, including an additional $4 million term loan and up to $3 million of additional borrowings under its revolving line of credit secured by certain inventories and receivables located outside the United States.

Capital Expenditures
--------------------

    Capital expenditures were $2,461,000, $3,968,000, and $3,790,000 for the years ended July 31, 1995, 1996, and 1997, respectively. Of the fiscal 1997 total, approximately $2.7 million is related to tooling, molds, dies, and equipment to design and manufacture the Company's products. For 1998, the Company plans to spend approximately $1.7 million on capital expenditures with substantially all of this amount allocated to production equipment and tooling.

Effects of Inflation
--------------------

    A significant portion of the Company's cost and expenses consist of materials, supplies, salaries, and wages that are affected by inflation. Due to the intense market pressures on prices, the Company does not believe that it will be able to pass on inflationary increases in its selling prices. Accordingly, the Company concentrates on changes in design, manufacturing process, material scheduling, and sourcing to help contain costs. The Company does not expect that the effects of inflation will have a significant impact on its profitability in the near future. Additionally, a significant portion of the Company's raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.

Outlook
-------

    The Company anticipates a return to profitability in fiscal 1998, primarily as the result of continuing favorable economic and market conditions, market acceptance of the Company's 1997 product offering, full year availability of the new 1997 product offering, lower manufacturing cost relating to a full years production from the Company's new Mexico manufacturing facility and lower selling and administrative cost. Management currently anticipates positive cash flows from operations in fiscal 1998 based on attaining current projections for net income and inventory levels. The Company is not expecting additional new products to contribute significantly to the 1998 net sales projections. The expectation for returned profitability based on the above factors constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company believes that these forecasts are based on reasonable assumptions, however, no assurances can be given that these goals will be achieved. If the Company experiences production delays due to raw materials shortages or unforeseen competitive pressures, this could have a material adverse affect on current projections. Also, because of the dynamic environment in which the Company operates, one or more key factors which are discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The Consolidated Financial Statements and Supplementary Data are indexed in
Item 14 hereof.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosures
         ---------------------

    None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.


Item 11.  Executive Compensation
--------  ----------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting.

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

  (a) Financial Statements, Schedules, and Exhibits:
      ---------------------------------------------

                                                                          Page
                                                                          ----
      1. Consolidated Financial Statements and Schedules:

           Index to Consolidated Financial Statements                      F-1

           Report of Independent Public Accountants                        F-2

           Consolidated Balance Sheets - July 31, 1996 and 1997            F-3

           Consolidated Statements of Income (Loss) for the Years
             Ended July 31, 1995, 1996, and 1997                           F-4

           Consolidated Statements of Stockholders' Equity for the
             Years Ended July 31, 1995, 1996, and 1997                     F-5

           Consolidated Statements of Cash Flows for the Years
             Ended July 31, 1995, 1996, and 1997                           F-6

           Notes to Consolidated Financial Statements
             for the Years Ended July 31, 1995, 1996, and 1997             F-7

           Schedules for the Years Ended July 31, 1995, 1996, and 1997

             II - Valuation and Qualifying Accounts                       F-17


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

         4.2 First Amendment to Shareholders' Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 33-
                  9464), which is incorporated by reference thereto.

         4.3 Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1 (SEC File No. 33-
                  9464), which is incorporated herein by reference thereto.

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

         10.19 First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formally Barclays Business Credit, Inc.) previously filed as
                  Exhibit 10.19 to the Company's 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

         10.20 Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de
                  C. V. dated August 30, 1996, previously filed as Exhibit 10.20 to the Company's 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

         10.21 Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.21 to the Company's 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

         10.22 Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

         10.23 Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

         10.24 Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

         10.25 Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

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

      No reports on Form 8-K were filed for the three months ended July 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LOWRANCE ELECTRONICS, INC.


DATE:    October 28, 1997         BY:/s/ Darrell J. Lowrance
       -------------------------     -------------------------------------
                                     Darrell J. Lowrance,
                                     President and
                                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
---------------------------
Darrell J. Lowrance         President, Chief Executive        October 28, 1997
                            Officer, and Director
                            (Principal Executive Officer)


/s/ Mark C. Wilmoth
---------------------------
Mark C. Wilmoth             Vice President of Finance and     October 28, 1997
                            Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)


/s/ Alpo F. Crane
---------------------------
Alpo F. Crane               Director                          October 28, 1997



/s/ Willard P. Britton
---------------------------
Willard P. Britton          Director                          October 28, 1997



/s/ Peter F. Foley, III
---------------------------
Peter F. Foley, III         Director                          October 28, 1997



/s/ Ronald G. Weber
---------------------------
Ronald G. Weber             Executive Vice President of       October 28, 1997
                            Technology and Engineering
                            and Director


/s/ Robert F. Biolchini
---------------------------
Robert F. Biolchini         Secretary and Director            October 28, 1997

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
----------------------------------------------------------------------

Report of Independent Public Accountants                           F-2

Consolidated Balance Sheets - July 31, 1996 and 1997               F-3

Consolidated Statements of Income (Loss) for the Years
  Ended July 31, 1995, 1996, and 1997                              F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1995, 1996, and 1997                        F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1995, 1996, and 1997                                    F-6

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 1995, 1996, and 1997                                    F-7


                             Supplemental Schedule
                             ---------------------


Schedule II - Valuation and Qualifying Accounts
 for the Years Ended July 31, 1995, 1996, and 1997                F-17

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of LOWRANCE ELECTRONICS, INC., (a Delaware corporation) and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc., and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

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



                                    ARTHUR ANDERSEN LLP



Tulsa, Oklahoma
October 10, 1997

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                              JULY 31,
                                                          ------------------
                                                            1996      1997
                                                          --------  --------
                                                            (in thousands)
CURRENT ASSETS:
 Cash and cash equivalent                                 $   621   $   866
 Trade accounts receivable, net of reserves
  of $539,000 in 1996 and $907,000 in 1997                 12,821    16,346
 Inventories (Note 2)                                      20,773    27,880
 Prepaid income taxes                                       1,304     1,587
 Prepaid expenses                                             631       400
 Income tax refund receivable                                   -       957
                                                          -------   -------
   Total current assets                                    36,150    48,036

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)               10,043    11,209

OTHER ASSETS                                                  915     1,106

DEFERRED INCOME TAXES                                           -     1,015
                                                          -------   -------

                                                          $47,108   $61,366
                                                          =======   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt                     $ 5,019   $ 4,149
 Accounts payable                                           8,158    21,496
 Accrued liabilities:
   Compensation and benefits                                2,482     2,664
   Product costs                                            1,113     1,076
   Other                                                      869       853
                                                          -------   -------
     Total current liabilities                             17,641    30,238
                                                          -------   -------

DEFERRED INCOME TAXES                                         566         -
                                                          -------   -------

LONG-TERM DEBT, less current maturities
  (Note 3)                                                 13,705    21,176
                                                          -------   -------

Series "A" Redeemable Preferred Stock, $.50 par
   value, 70,000 shares authorized and issued (Note 5)          -         -

STOCKHOLDERS' EQUITY, per accompanying
 statements (Note 5):
 Preferred stock, no par value, 230,000 shares
 authorized, none issued                                        -         -
 Common stock, $.10 par value, 10,000,000
   shares authorized, 3,352,458 shares issued                 335       335
 Paid-in capital                                            5,600     5,600
 Retained earnings                                          9,404     4,214
 Foreign currency translation adjustment                     (143)     (197)
                                                          -------   -------
     Total stockholders' equity                            15,196     9,952
                                                          -------   -------
                                                          $47,108   $61,366
                                                          =======   =======

The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------

                                              FOR THE YEARS ENDED JULY 31,
                                              -----------------------------
                                                1995      1996      1997
                                              --------  --------  ---------
                                        (in thousands, except per share amounts)
NET SALES                                      $91,116   $94,579  $104,659
COST OF SALES                                   60,047    62,591    77,778
                                               -------   -------  --------

 Gross profit                                   31,069    31,988    26,881
                                               -------   -------  --------

OPERATING EXPENSES:
 Selling and administrative                     22,095    23,285    26,894
 Research and development                        2,868     3,439     3,936
 Unusual item (Note 12)                          1,100         -         -
                                               -------   -------  --------

 Total operating expenses                       26,063    26,724    30,830
                                               -------   -------  --------

 Operating income (loss)                         5,006     5,264    (3,949)
                                               -------   -------  --------

OTHER EXPENSES:
 Interest                                        1,581     1,881     2,398
 Other                                           1,364     1,184     1,530
                                               -------   -------  --------

 Total other expenses                            2,945     3,065     3,928
                                               -------   -------  --------

INCOME (LOSS) BEFORE INCOME TAXES                2,061     2,199    (7,877)

PROVISION (BENEFIT) FOR INCOME
 TAXES (Note 7)                                    639       456    (2,687)
                                               -------   -------  --------


NET INCOME (LOSS)                             $  1,422  $  1,743  $ (5,190)
                                               =======   =======  ========


NET INCOME (LOSS) PER COMMON SHARE (Note 5)   $    .42  $    .52  $  (1.55)
                                               =======   =======   =======


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 5)                     3,352     3,352     3,352
                                               =======   =======   =======


The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997
               -------------------------------------------------
                                   (NOTE 5)
                                   --------



                                                                  Foreign
                             Common Stock                         Currency
                            --------------  Paid-In  Retained   Translation
                            Shares  Amount  Capital  Earnings    Adjustment
                            ------  ------  -------  ---------  ------------
                                             (in thousands)

Balance -
  July 31, 1994              3,352    $335   $5,600   $ 6,239         $(183)
Net income                       -       -        -     1,422             -
Foreign currency
  translation adjustment         -       -        -         -            39
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1995              3,352     335    5,600     7,661          (144)
Net income                       -       -        -     1,743             -
Foreign currency
  translation adjustment         -       -        -         -             1
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1996              3,352     335    5,600     9,404          (143)
Net loss                         -       -        -    (5,190)            -
Foreign currency
  translation adjustment         -       -        -         -           (54)
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1997              3,352    $335   $5,600   $ 4,214         $(197)
                            ======  ======  =======   =======         =====




The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Note 8)

                                                       FOR THE YEARS ENDED JULY 31,
                                                     --------------------------------
                                                        1995        1996      1997
                                                     ---------   ---------  ---------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  1,422   $  1,743   $ (5,190)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
    activities:
   Depreciation                                          2,480      2,561      2,632
   (Gain)loss on sale of fixed assets                       (8)        55         (7)
   Foreign currency translation adjustment                  39          1        (54)
  Change in operating assets and liabilities:
   Increase in trade accounts
    receivable                                          (1,507)    (2,156)    (3,525)
   Increase in inventories                              (5,098)    (2,797)    (7,107)
   Decrease (increase) in
    income tax refund receivable                         1,066          -       (957)
   (Increase)decrease in prepaid expenses,
    prepaid income taxes and deferred income taxes         350        (55)    (1,633)
   Increase in other assets                               (301)      (467)      (191)
   Increase in accounts payable                          1,824        664     13,338
   Increase (decrease) in accrued liabilities              581       (855)       129
                                                      --------   --------   --------

   Net cash provided by (used in)
    operating activities                                   848     (1,306)    (2,565)
                                                      --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (1,346)    (1,942)    (2,722)
 Proceeds from sale of property, plant
   and equipment                                             8          2          -
                                                      --------   --------   --------

  Net cash used in investing activities                 (1,338)    (1,940)    (2,722)
                                                      --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under lines of credit                       91,257     96,406    104,213
 Repayments of borrowings under lines of
   credit                                              (89,477)   (92,574)   (97,117)
 Borrowings under term loan                                  -      1,507        500
 Principal payments on term loans and
   capital lease obligations                            (1,623)    (2,115)    (2,064)
                                                      --------   --------   --------

  Net cash provided by
     financing activities                                  157      3,224      5,532
                                                      --------   --------   --------

  Net increase(decrease)in cash and
     cash equivalent                                      (333)       (22)       245
CASH AND CASH EQUIVALENT - beginning of year               976        643        621
                                                      --------   --------   --------

CASH AND CASH EQUIVALENT - end of year                $    643   $    621   $    866
                                                      ========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
              FOR THE YEARS ENDED JULY 31, 1995, 1996, and  1997
              --------------------------------------------------


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

    Property and Depreciation -
    -------------------------

    Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets range from two to fifteen years. Fully depreciated property and equipment with a cost of approximately $17 million is still in use as of July 31, 1997.

    When property is retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

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

    Derivatives -
    -----------

    The Company uses forward sales contracts to hedge against losses due to changes in foreign currencies. Gains and losses realized from the contracts are recognized currently as other income or expense. Gains and losses resulting from the contracts have not had a material impact on the Company's results of operations. There are no open forward sales contracts at July 31, 1997.

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

(2) BALANCE SHEET DETAIL

    Inventories -
    -----------
    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                      1996      1997
                                                    -------   -------
                                                      (in thousands)
      Raw materials                                 $ 5,985   $ 9,928
      Work-in-process                                 4,998     9,327
      Finished goods                                 10,466     9,851
      Excess, obsolete, and realization reserves       (676)   (1,226)
                                                    -------   -------

       Total inventories                            $20,773   $27,880
                                                    =======   =======


    Property, Plant, and Equipment -                 1996       1997
    ------------------------------                  -------   -------
                                                      (in thousands)
      Land                                          $   557   $   557
      Building and improvements                       3,766     4,470
      Machinery and equipment                        20,880    23,607
      Office furniture and fixtures                   4,824     5,152
                                                    -------   -------
                                                     30,027    33,786
      Less - accumulated depreciation                19,984    22,577
                                                    -------   -------
       Net property, plant, and equipment           $10,043   $11,209
                                                    =======   =======

    The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:

                                                      1996     1997
                                                    -------   -------
                                                      (in thousands)
      Machinery and equipment                       $ 7,371   $ 5,856
      Office furniture and fixtures                   1,661     1,086
                                                    -------   -------
                                                      9,032     6,942
      Less - accumulated depreciation                 4,745     2,785
                                                    -------   -------
       Net property, plant, and equipment
         under capitalized leases                   $ 4,287   $ 4,157
                                                    =======   =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

    Long-term debt and the revolving credit line are summarized below:

                                               1996     1997
                                              -------  -------
                                               (in thousands)

      Revolving credit line                   $11,524  $18,621
      Term loan                                 2,766    2,487
      Capitalized equipment lease
       obligations, payable in monthly
       installments of approximately
       $127,000, including interest at
       rates from 7% to 11%, with final
       payments ranging from November 1997
       through November 2001                    4,434    4,217
                                              -------  -------
                                               18,724   25,325
      Less - current maturities                 5,019    4,149
                                              -------  -------

       Total long-term debt                   $13,705  $21,176
                                              =======  =======


    Future maturities of the above debt obligations at July 31, 1997, are approximately $4,149,000, $3,471,000, $738,000, $16,779,000, and $188,000
    for the years ending July 31, 1998 through 2002, respectively. Future maturities are computed using December 2000 maturity date for the revolver.

    The Company has a $30 million financing package which consists of a $3.5 million term loan together with a $26.5 million revolving credit line. The financing package expires in December 1998. The term loan is payable in monthly installments of $23,167 plus interest at 1.5% over prime (currently 8.5%). Principal payments for the term loan of $500,000 were paid on May 31, 1996, and on May 31, 1997. Additionally, $500,000 was refunded on the term loan in November 1996. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carries an interest rate of prime plus .75%. Borrowings against inventories are limited to $12 million in total.

    During August 1997, the Company's financing package was amended. Significant provisions of the amendment include: 1) the due date was extended to December 2000, 2) an additional term loan of $4,000,000 was funded with an $800,000 payment scheduled for May 1998 and payments of $66,666 beginning monthly in August 1998, and the interest rate is prime plus 1.5%, 3) up to an additional $3,000,000 in borrowings were made available under the revolving line of credit secured by certain inventories and receivables located outside the United States, 4) the interest rate on the revolving line of credit was increased to prime plus 1.5%, and 5) the total facility was increased from $30,000,000 to $33,011,000.

    Current maturities for the revolving credit line are estimated based on future results and collateral limitations. The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

    The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable.

    The Company's indebtedness is collateralized by substantially all of the Company's assets.

    Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                              Years Ended July 31,
                                       ---------------------------------
                                          1995        1996       1997
                                       ----------  ----------  ---------
                                                (in thousands)
     Highest amount borrowed             $14,422     $15,773    $24,095
     Average amount borrowed             $ 9,552     $11,850    $16,202
     Weighted average interest rate          9.8%        9.2%       9.1%

    The carrying value of the Company's debt approximates fair value.

(4) LEASES

    Capital Leases -
    --------------

    Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets (See Note 3).

    The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 1997, (in thousands):

       Years ending July 31:
          1998                                                       $1,499
          1999                                                        1,525
          2000                                                          841
          2001                                                          898
          2002                                                          195
                                                                     ------
       Total minimum lease payments                                   4,958
       Less amounts representing interest                               741
                                                                     ------

       Present value of net minimum lease payments                   $4,217
                                                                     ======

       Current portion of obligations under
        capital leases                                               $1,172

       Long-term portion of obligations under
         capital leases                                              $3,045

    Operating Leases -
    ----------------

    During 1995, 1996 and 1997, the Company recorded $733,000, $1,119,000 and
    $1,765,000, respectively, of expense related to operating leases.

    At July 31, 1997, future minimum rental payments for operating leases totaled $7,183,000. On August 30, 1996, the Company entered into a ten year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The lease has a fair market purchase option after three years and accordingly was accounted for as an operating lease. Payments for this facility are approximately $46,500 per month and began November 1, 1996. Total future minimum rental payments under operating leases for the years ending July 31, 1998 through July 31, 2002 (including the rental for the Mexican facility assuming the purchase option is not excercised) are aproximately $1,720,000, $1,069,000, $847,000, $614,000, and $562,000, respectively.

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

    Following is a summary of outstanding and exercisable options under the Plans as of July 31 for the respective years set forth below:

                                      1996    1997
                                     ------  ------
      Total outstanding              75,000  75,000
      Average option price            $2.93   $2.93

    No options were exercised in 1995,1996 or 1997. In 1996, options on 17,500 shares were terminated.

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

    The Company adopted the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                         1997     1996
                                       --------  ------
         NET INCOME (LOSS):
             As reported               $(5,190)  $1,743
             Pro forma                  (5,427)   1,694

         EARNINGS (LOSS) PER SHARE:
             As reported               $ (1.55)  $  .52
             Pro forma                   (1.62)  $  .51


    Because the SFAS 123 method of accounting has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The fair value of each option grant is estimated on the date of grant using the Modified Black-Scholes European option pricing model with the following weighted average assumption: dividend yield of 0%, expected volatility of 85.84%, risk-free interest rate of 6.41% and expected life of five years.

    At August 1, 1997, the Company will adopt the provisions of SFAS 128 "Earnings per Share." Management does not expect the adoption of this new pronouncement to have a material impact on the consolidated financial statements.

(6) RETIREMENT PLANS

    Substantially all Company employees participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1995, 1996, and 1997 were approximately $596,000, $586,000, and $678,000, respectively.

(7) INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                  Years Ended July 31,
                                  ---------------------
                                  1995   1996    1997
                                  -----  -----  -------
                                     (in thousands)
       Current                    $ 505  $ 365  $  (823)
       Deferred                     134     91   (1,864)
                                  -----  -----  -------

         Total                    $ 639  $ 456  $(2,687)
                                  =====  =====  =======

    The provision (benefit) for income taxes differs from the amount calculated by multiplying income (loss) before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                         Years Ended July 31,
                                         ---------------------
                                         1995   1996    1997
                                         -----  -----  -------
       Statutory rate                    34.0%  34.0%   (34.0)%
       State income taxes                 3.8   (3.8)    (3.8)
       Refunds of prior year taxes
         and related adjustments            -   (8.6)       -
       Research & development credits    (6.0)     -
       Other                              (.8)   (.9)     3.7
                                         ----   ----   ------

       Effective rate                    31.0%  20.7%   (34.1)%
                                         ====   ====   ======


    The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company determined that no valuation allowance is necessary as of July 31, 1997. The Company had a NOL carryforward of $5.6 million at July 31, 1997 that expires July 31, 2012.

    The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                                    1996    1997
                                                   ------  ------
       Deferred tax assets -
         Reserves for product costs                $  441  $  412
         Reserves for compensation and benefits       389     620
         State tax credit carryforwards               281     314
         Accounts receivable reserves                 144     183
         Other accruals                                49      58
         NOL carryforward                               -   1,961
                                                   ------  ------
                                                   $1,304  $3,548
                                                   ======  ======

       Deferred tax liabilities -
         Depreciation                              $  566  $  946
                                                   ======  ======

(8) CONSOLIDATED STATEMENTS OF CASH FLOWS

    During 1995, 1996, and 1997, the Company acquired approximately $1,081,000, $2,026,000, and $1,068,000, respectively, in equipment under capital lease obligations. These transactions were accounted for as non-cash investing and financing activities, and therefore, are not included in the Consolidated Statements of Cash Flows. Interest of approximately $1,581,000, $1,881,000, and $2,398,000 was paid during 1995, 1996, and 1997, respectively. Income tax payments for 1995 and 1996 were $475,000, and $541,000, respectively. No income tax payments were made in 1997 and an income tax refund receivable of $957,000 has been recorded. An income tax refund of $1,066,000 was received in 1995.

(9) SALES BY GEOGRAPHIC REGION

    The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operation. The following table presents a summary of domestic, export, and foreign sales:

                            1995      1996      1997
                          --------  --------  --------
                                 (in thousands)
       Net sales:
         Domestic          $69,846   $74,560  $ 79,217
         Export sales        8,779     9,598    12,010
         Foreign sales      12,491    10,421    13,432
                           -------   -------  --------

           Total           $91,116   $94,579  $104,659
                           =======   =======  ========

    The majority of export and foreign sales are concentrated in Canada, Australia and Europe.

(10)  SALES TO A MAJOR CUSTOMER

    During 1995, 1996, and 1997, one customer accounted for approximately 14%, 14% and 10%, respectively, of consolidated net sales in each year. No other customer accounted for 10% or more of consolidated net sales in 1995, 1996, and 1997.

(11)  CONCENTRATIONS OF CREDIT RISK

    The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 1997.

    At July 31, 1996 and 1997, trade receivables related to these group concentrations were:

                      1996   1997
                      -----  -----

       Marine          49%    42%
       Non-Marine      51%    58%

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

      At this time, the Company has no current products that utilize the technologies covered by this License Agreement and has no immediate plans to produce and market such products. Accordingly, the $100,000 license fee along with the $1 million settlement amount was expensed in full during fiscal 1995.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1995, 1996, and 1997
               -------------------------------------------------
                                (in thousands)

   COLUMN A                                   COLUMN B        COLUMN C        COLUMN D        COLUMN E
--------------------------                   ----------      ----------   ----------------   ----------

                                                                          Net (write-offs)
                                              Balance at                     recoveries      Balance at
                                              beginning      Charged to    charged against      end of
      Classification                          of period        expense         reserve         period
--------------------------                   ----------      ----------   ----------------   ----------

Reserve for Doubtful
--------------------
 Accounts and Sales Returns
 --------------------------
 Year Ended July 31, 1995                       $483             $ 58           $ (61)         $  480
 Year Ended July 31, 1996                       $480             $220           $(161)         $  539
 Year Ended July 31, 1997                       $539             $437           $ (69)         $  907


Excess, Obsolete, and
---------------------
 Realizability Reserves
 ----------------------

 Year Ended July 31, 1995                       $448             $465           $(123)         $  790
 Year Ended July 31, 1996                       $790             $515           $(629)         $  676
 Year Ended July 31, 1997                       $676             $773           $(223)         $1,226
