Form 10-Q
period 1997-10-31
LOWRANCE ELECTRONICS INC
filed 1997-12-01
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

           ________________________________________________________

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 31, 1997


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to _______
           ________________________________________________________


                       Commission File Number:   33-9464


                          LOWRANCE ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                             44-0624411
---------------------------                          ---------------------------
  State of Incorporation                              IRS Identification Number

                            12000 East Skelly Drive
                            Tulsa, Oklahoma   74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881



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

At October 31, 1997, there were 3,352,458 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

   ITEM 1.   Condensed Consolidated Balance Sheets -
                October 31, 1997, 1996, and July 31, 1997...........           3

             Consolidated Statements of Operations -
                Three Months Ended October 31, 1997 and 1996........           4

             Consolidated Statements of Cash Flows -
                Three Months Ended October 31, 1997 and 1996........           5

             Notes to Condensed Consolidated Financial Statements...         6-8

  ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.......        9-10


PART II. OTHER INFORMATION

   ITEM 1.   Legal Proceedings......................................          11

   ITEM 2.   Changes in Securities..................................          11

   ITEM 3.   Defaults Upon Senior Securities........................          11

   ITEM 4.   Submission of Matters to a Vote of Security Holders....          11

   ITEM 5.   Other Information......................................          11

   ITEM 6.   Exhibits and Reports on Form 8-K.......................          11

   SIGNATURES.......................................................          12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)
                                --------------

                                               Oct. 31,     Oct. 31,      July 31,
                                                 1997         1996          1997
                                              -----------  -----------   ---------
                                              (Unaudited)  (Unaudited)   (Audited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 1,376      $   457      $   866
  Accounts receivable, less allowances           14,057        9,827       16,346
  Inventories (Note 2)                           24,777       22,525       27,880
  Prepaid expenses                                  674          555          400
  Prepaid income taxes                            1,587        2,678        1,587
  Income tax refund receivable                        -            -          957
                                                -------      -------      -------

     Total current assets                       $42,471      $36,042      $48,036

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)     10,636       11,213       11,209

OTHER ASSETS                                        506        1,199        1,106

DEFERRED INCOME TAXES                             1,015            -        1,015
                                                -------      -------      -------

                                                $54,628      $48,454      $61,366
                                                =======      =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt
   (Note 3)                                     $ 4,468      $ 3,557      $ 4,149
  Accounts payable                               14,364       14,459       21,496
  Accrued liabilities                             4,054        3,996        4,593
                                                -------      -------      -------

     Total current liabilities                  $22,886      $22,012      $30,238

DEFERRED INCOME TAXES                                 -          628            -

LONG-TERM DEBT, less current
  maturities (Note 3)                            22,651       12,966       21,176

Series "A" Redeemable Preferred Stock,
$.50 par value, 70,000 shares authorized
and issued in 1996                                    -            -            -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 authorized,
   none issued                                        -            -            -
  Common stock, $.10 par value,
     10,000,000 shares authorized,
     3,352,458 shares issued                    $   335      $   335      $   335
  Paid-in capital                                 5,600        5,600        5,600
  Retained earnings                               3,376        7,033        4,214
  Foreign currency translation adjustment          (220)        (120)        (197)
                                                -------      -------      -------

     Total stockholders' equity                 $ 9,091      $12,848      $ 9,952
                                                -------      -------      -------

                                                $54,628      $48,454      $61,366
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                       Three Months Ended
                                    ------------------------
                                    Oct. 31,        Oct. 31,
                                      1997            1996
                                    --------        --------
                                         (in thousands)

NET SALES                           $20,039         $14,110

COST OF SALES                        14,698          10,038
                                    -------         -------

  Gross profit                      $ 5,341         $ 4,072

OPERATING EXPENSES:
 Selling and administrative         $ 4,796         $ 5,999
 Research and development               790           1,025
                                    -------         -------

  Total operating expenses          $ 5,586         $ 7,024
                                    -------         -------

  Operating loss                    $  (245)        $(2,952)
                                    -------         -------

OTHER EXPENSES:
 Interest expense                   $   741         $   404
 Other, net                             304             292
                                    -------         -------

  Total other expenses              $ 1,045         $   696
                                    -------         -------

LOSS BEFORE
 INCOME TAXES                       $(1,290)        $(3,648)

BENEFIT FOR
 INCOME TAXES                          (452)         (1,277)
                                    -------         -------

NET LOSS                            $  (838)        $(2,371)
                                    =======         =======

LOSS PER COMMON SHARE:

NET LOSS PER SHARE                  $  (.25)        $  (.71)
                                    =======         =======


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                  3,352           3,352
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 5)

                                                                Three Months Ended
                                                            --------------------------
                                                             October 31,   October 31,
                                                                1997          1996
                                                            ------------  ------------
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                                      $   (838)     $ (2,371)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
  Depreciation                                                      696           633
  Loss on retirement of fixed assets                                 (1)            4
 Changes in operating assets and liabilities:
  Decrease in accounts receivable                                 2,289         3,003
  Decrease (increase) in inventories                              3,103        (1,752)
  Decrease (increase) in prepaids, deferred
   income taxes, and other assets                                 1,283        (1,582)
  Increase (decrease) in liabilities and other                   (7,694)        5,909
                                                               --------      --------

  Net cash provided by (used in) operating activities          $ (1,162)     $  3,844

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                          $   (122)     $ (1,806)
                                                               --------      --------

  Net cash used in investing activities                        $   (122)     $ (1,806)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under lines of credit                              $ 21,655      $ 14,521
 Repayments of borrowings under lines of credit                 (23,503)      (16,333)
 Borrowings under new term loan agreement                         4,000             -
 Principal payments on term loans and capital
  lease obligations                                                (358)         (390)
                                                               --------      --------

  Net cash provided by (used in) financing activities          $  1,794      $ (2,202)
                                                               --------      --------

  Net increase (decrease) in cash and cash equivalents         $    510      $   (164)

CASH AND CASH EQUIVALENTS - beginning of period                     866           621
                                                               --------      --------

CASH AND CASH EQUIVALENTS - end of period                      $  1,376      $    457
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 1997, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the October 31, 1996, consolidated financial statements to conform to the October 31, 1997, consolidated financial statements. These reclassifications had no impact on the net loss. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        Oct. 31,   Oct. 31,   July 31,
                                                          1997       1996       1997
                                                        --------   --------   --------
                                                                (in thousands)

          Raw materials                                  $ 9,053    $ 8,877    $ 9,928
          Work-in-process                                  5,568      6,902      9,327
          Finished goods                                  11,299      7,524      9,851
          Excess, obsolete, and realization reserves      (1,143)      (778)    (1,226)
                                                         -------    -------    -------
          Total inventories                              $24,777    $22,525    $27,880
                                                         =======    =======    =======

     Property, Plant, and Equipment, Net -
     -----------------------------------

          Land                                           $   557    $   557    $   557
          Building and improvements                        4,470      4,485      4,470
          Machinery and equipment                         23,736     22,061     23,607
          Office furniture and equipment                   5,146      4,730      5,152
                                                         -------    -------    -------
                                                         $33,909    $31,833    $33,786

          Less - accumulated depreciation                 23,273     18,075     22,577
                                                         -------    -------    -------

          Net property, plant, and equipment             $10,636    $11,213    $11,209
                                                         =======    =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                       Oct. 31,  Oct. 31,  July 31,
                                                         1997      1996      1997
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $16,773   $ 9,712   $18,621
     Term loan                                            6,418     2,696     2,487
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $160,000 including interest at rates
       from 7% to 13%, with final payments ranging
       from April 1997 through July 2001                  3,928     4,115     4,217
                                                        -------   -------   -------
                                                        $27,119   $16,523   $25,325

     Less - current maturities                            4,468     3,557     4,149
                                                        -------   -------   -------

     Total long-term debt                               $22,651   $12,966   $21,176
                                                        =======   =======   =======


     Future maturities of the above debt obligations at October 31, 1997, are $4,468,000, $2,231,000, $2,273,000, $18,010,000, and $137,000 for the years ending October 31, 1998 through 2002, respectively.

     At October 31, 1996 and July 31, 1997, the Company had a $30 million financing package which consisted of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provided for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of national prime plus .75%. Borrowings against inventories were limited to $12 million in total.

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

(4)  STOCKHOLDERS' EQUITY

     During the three months ended October 31, 1997, stockholders' equity changed for the following items: Net loss of $838,000 and a $23,000 increase in the negative Foreign Currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the three months ended October 31, 1997, and October 31, 1996, the Company paid interest of $740,000 and $404,000, respectively.

(6)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 30, 1997. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

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

           1     Business and Summary of Significant Accounting Policies
           4     Capital Leases
           5     Stockholders' Equity and Related Items
           6     Retirement Plans
           7     Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended October 31, 1997, increased 42% compared to the same period the previous year. Unit sales which include sonar units, combination sonar/GPS navigation units and stand alone GPS navigation units increased by approximately 24,000 units (37.9%) and the average price per unit increased by 14.2%

Unit sales increased due to the availability of the Company's new fiscal 1997 sonar and hand-held GPS products that were shipped subsequent to the first quarter of fiscal 1997. During the first quarter of fiscal 1997 the Company discontinued several sonar products. These products shipped only in minimal quantities in the quarter, as substantially all remaining inventory was sold during the fourth quarter of fiscal 1996. No products were discontinued in the first quarter of 1998, however certain models were available in limited quantities due to the Company's conservative production plan during its off season.

The increase in the average price per unit resulted from sales of the sonar models introduced during fiscal 1997, as offset by the sales of the new low-priced GPS products.

Gross profit as a percentage of net sales decreased 2.1% for the three months ended October 31, 1997, compared to the same period last year. This decrease resulted primarily from the Company's honoring of lower prices on certain products which were ordered by vendors at fiscal 1997 prices prior to year end 1997, but not shipped until the first quarter of fiscal 1998. The prices on these models were increased in the first quarter of fiscal 1998.

Operating expenses as a percentage of net sales for the three months ended October 31, 1997, were 28.0% compared to 49.8% for the same period in fiscal 1997. Total costs decreased by $1,379,000. The decrease was primarily the result of substantially lower advertising and marketing expenses during the first quarter of fiscal 1998 compared to last year's first quarter. Last year the Company was aggressively promoting its ten new sonar and GPS products and expanding into several new markets. Additionally, the Company has implemented an austerity program intended to insure a return to profitability in fiscal 1998.


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

Traditionally, the Company's near-term liquidity is at its lowest during the period August through December due to the limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, extended payment terms offered to customers to stimulate sales during the seasonally slow period and this year's liquidity is tighter than normal. It is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months. By the end of the second quarter sales historically increase and the Company's sources of liquidity begin to improve.

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

As is consistent with prior years, the Company was at maximum borrowing limits through the first quarter of fiscal 1998, and expects to be at the maximum limit throughout the second quarter. Because of this, the Company must delay payments to vendors during these months. Although liquidity is extremely tight, management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for years.

The increase of inventory in the first quarter of fiscal 1998 versus fiscal 1997 resulted from production delays related to a longer-than-planned transition to the Company's new facility in Mexico, as well as unplanned delays in producing the new products introduced in 1997. Also, unexpected inefficiencies in the Tulsa plant compounded the build-up of raw materials inventories throughout fiscal 1997. Management expects the total inventories to continue to decline to normal historical levels during fiscal 1998. The large increase in accounts receivable at October 31, 1997 when compared to the same point last year results from higher sales during the first quarter of fiscal 1998 versus 1997. The increase in trade payables results from the required delays in payments to vendors described above.

Capital expenditures were $1,684,000 lower during the first three months of fiscal 1998 than the first three months of fiscal 1997. The expenditures were unusually high in 1997 due to the construction of the Mexico facility and other capital additions necessary to increase production capacity to meet expected demand and to produce new products for fiscal 1997.


OUTLOOK
-------

Current backlog is approximately $11 million compared to approximately $21 million at the same time last year. The fiscal 1997 backlog was attributable to the expansion of the Company's GPS product offering to include a portable model priced at under $200 retail and strong market place acceptance of the Company's additional 1997 product offering which included seven new models of sonar and GPS products. Most of these new models did not begin shipping until late in the second quarter. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company currently anticipates a return to profitability for fiscal 1998, primarily as the result of continuing favorable economic and market conditions, market acceptance of the Company's 1997 product offering, the availability of the entire product line for a full year, lower costs resulting from a full year of production in the Company's Mexico facility and lower selling and administrative costs. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, any one of which would have an adverse affect on expected results for the remainder of the year.

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



Dated:     November 26, 1997
       ---------------------------