Form 10-Q
period 1998-01-31
LOWRANCE ELECTRONICS INC
filed 1998-03-16
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

           ________________________________________________________

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -----

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998

         _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________


                       Commission File Number:   33-9464


                          LOWRANCE ELECTRONICS, INC.
                     -------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                         44-0624411
    ---------------------------                       --------------------------
    State of Incorporation                            IRS Identification Number

                            12000 East Skelly Drive
                           Tulsa, Oklahoma   74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881


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

At January 31, 1998, there were 3,762,296 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                   INDEX
                                   -----

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Balance Sheets -
               January 31, 1998, 1997, and July 31, 1997...........        3

            Consolidated Statements of Operations -
               Three Months and Six Months Ended
               January 31, 1998 and 1997...........................        4

            Consolidated Statements of Cash Flows -
               Six Months Ended  January 31, 1998 and 1997.........        5

            Notes to Condensed Consolidated Financial Statements...    6 - 8

   ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......   9 - 10


PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings......................................       11

   ITEM 2.  Changes in Securities..................................       11

   ITEM 3.  Defaults Upon Senior Securities........................       11

   ITEM 4.  Submission of Matters to a Vote of Security Holders....       11

   ITEM 5.  Other Information......................................       11

   ITEM 6.  Exhibits and Reports on Form 8-K.......................       11

   SIGNATURES......................................................       12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                (IN THOUSANDS)


                                                        Jan. 31,           Jan. 31,         July 31,
                                                          1998               1997             1997
                                                      -----------        -----------       ----------
                                                      (Unaudited)        (Unaudited)        (Audited)
                                                    ASSETS
                                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                             $    586           $   421           $   866
  Accounts receivable, less allowances                    18,059            13,566            16,346
  Inventories (Note 2)                                    25,024            26,934            27,880
  Prepaid expenses                                           616               635               400
  Prepaid income taxes                                     1,587             2,403             1,587
  Income tax refund receivable                               649               640               957
                                                         -------           -------           -------
     Total current assets                                $46,521           $44,599           $48,036

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)              10,343            11,862            11,209

OTHER ASSETS                                                 722             1,196             1,106

DEFERRED INCOME TAXES                                      1,015                -              1,015
                                                         -------           -------           -------
                                                         $58,601           $57,657           $61,366
                                                         =======           =======           =======

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)          $ 7,070            10,270           $ 4,149
  Accounts payable                                        15,996            17,841            21,496
  Accrued liabilities                                      3,421             4,058             4,593
                                                         -------           -------           -------
     Total current liabilities                           $26,487           $32,169           $30,238

DEFERRED INCOME TAXES                                         -                354                -

LONG-TERM DEBT, less current
  maturities (Note 3)                                     21,945            13,585            21,176

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 70,000 shares authorized and issued           -                 -                 -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 shares authorized,
     none issued                                              -                 -                 -
  Common stock, $.10 par value, 10,000,000 shares
     authorized, 3,762,296 shares issued in 1998 and
     3,352,458 shares issued in 1997                     $   376           $   335           $   335
  Paid-in capital                                          7,059             5,600             5,600
  Retained earnings                                        3,039             5,787             4,214
  Foreign currency translation adjustment                   (305)             (173)             (197)
                                                         -------           -------           -------
     Total stockholders' equity                          $10,169           $11,549           $ 9,952
                                                         -------           -------           -------
                                                         $58,601           $57,657           $61,366
                                                         =======           =======           =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                       Three Months Ended           Six Months Ended
                                     -------------------------   -------------------------
                                     January 31,   January 31,   January 31,   January 31,
                                        1998           1997          1998          1997
                                     ----------    -----------   -----------   -----------
                                           (in thousands)              (in thousands)

NET SALES                              $20,324        $20,114       $40,363       $34,224

COST OF SALES                           14,495         14,410        29,193        24,448
                                       -------        -------       -------       -------

     Gross profit                      $ 5,829          5,704       $11,170         9,776

OPERATING EXPENSES:
  Selling and administrative           $ 4,490        $ 5,855       $ 9,286       $11,854
  Research and development                 778          1,026         1,568         2,051
                                       -------        -------       -------       -------

     Total operating expenses          $ 5,268        $ 6,881       $10,854       $13,905
                                       -------        -------       -------       -------

     Operating income (loss)           $   561        $(1,177)      $   316       $(4,129)
                                       -------        -------       -------       -------

OTHER EXPENSES:
  Interest expense                     $   821            469       $ 1,562       $   873
  Other, net                               258            271           562           563
                                       -------        -------       -------       -------

     Total other expenses              $ 1,079        $   740       $ 2,124       $ 1,436
                                       -------        -------       -------       -------

LOSS BEFORE
  INCOME TAXES                         $  (518)       $(1,917)      $(1,808)      $(5,565)

BENEFIT FROM INCOME TAXES                 (181)          (671)         (633)       (1,948)
                                       -------        -------       -------       -------

NET LOSS                               $  (337)       $(1,246)      $(1,175)      $(3,617)
                                       =======        =======       =======       =======

LOSS PER COMMON SHARE:

NET LOSS PER SHARE                     $  (.09)       $  (.37)        $(.34)       $(1.08)
                                       =======        =======       =======       =======

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     3,584          3,352         3,468         3,352
                                        ======         ======        ======       =======

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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)


                                                         Six Months Ended
                                                    --------------------------
                                                    January 31,   January 31,
                                                        1998          1997
                                                    ------------  ------------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                              $ (1,175)     $ (3,617)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                            1,327         1,283
  (Gain) Loss on retirement of fixed assets                  (4)           (7)
 Changes in operating assets and liabilities:
  Increase in accounts receivable                        (1,713)         (745)
  (Increase) decrease in inventories                      2,856        (6,161)
  (Increase) decrease in prepaids, deferred
   income taxes, and other assets                           476        (2,024)
    Increase (decrease) in liabilities and other         (6,780)        9,035
                                                       --------      --------

  Net cash used in operating activities                $ (5,013)     $ (2,236)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                  $   (454)     $ (2,502)
                                                       --------      --------

  Net cash used in investing activities                $   (454)     $ (2,502)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under line of credit                       $ 39,928      $ 36,964
 Repayments of borrowings under line of credit          (40,785)      (32,147)
 Borrowings under term loan agreement                     5,000           500
 Principal payments on term loans and capital
  lease obligations                                        (758)         (779)
 Other borrowings                                           302             -
 Proceeds from issuance common stock                      1,500             -
                                                       --------      --------

  Net cash provided by financing activities            $  5,187      $  4,538
                                                       --------      --------

  Net decrease in cash and cash equivalents            $   (280)     $   (200)

CASH AND CASH EQUIVALENTS - beginning of period             866           621
                                                       --------      --------

CASH AND CASH EQUIVALENTS - end of period              $    586      $    421
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 1998, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       Jan. 31,   Jan. 31,   July 31,
                                                         1998       1997       1997
                                                       ---------  ---------  ---------
                                                               (in thousands)
          Raw materials                                 $ 9,518    $10,675    $ 9,928
          Work-in-process                                 5,984     10,662      9,327
          Finished goods                                 10,738      6,359      9,851
          Excess, obsolete and realization reserves      (1,216)      (762)    (1,226)
                                                        -------    -------    -------

          Total inventories                             $25,024    $26,934    $27,880
                                                        =======    =======    =======

          Property, Plant, and Equipment, Net -
          -----------------------------------

          Land                                          $   557    $   557    $   557
          Building and improvements                       4,503      4,423      4,470
          Machinery and equipment                        24,037     23,295     23,607
          Office furniture and equipment                  5,142      4,842      5,152
                                                        -------    -------    -------
                                                        $34,239    $33,117    $33,786

          Less - accumulated depreciation                23,896     21,255     22,577
                                                        -------    -------    -------

          Net property, plant, and equipment            $10,343    $11,862    $11,209
                                                        =======    =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                       Jan. 31,  Jan. 31,  July 31,
                                                         1998      1997      1997
                                                       --------  --------  --------
                                                              (in thousands)

     Revolving credit line                              $17,764   $16,341   $18,621
     Term loan                                            7,348     3,126     2,487
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $118,000 including interest at rates
       from 7% to 12%, with final payments ranging
       from August 1998 through December 2001             3,601     4,388     4,217
     Other                                                  302         -         -
                                                        -------   -------   -------

                                                        $29,015   $23,855   $25,325

     Less - current maturities                            7,070    10,270     4,149
                                                        -------   -------   -------

     Total long-term debt                               $21,945   $13,585   $21,176
                                                        =======   =======   =======

     Future maturities of the above debt obligations at January 31, 1998, are $7,070,000, $2,103,000, $4,915,000 and $14,927,000 for the years ending
     January 31, 1999 through 2002, respectively.

     At July 31, 1997, the Company had a $30 million financing package which consisted of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provided for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of national prime plus .75%. Borrowings against inventories were limited to $12 million in total.

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

     During December 1997, an additional $1,000,000 was funded on the term loan to be repaid in July 1998.

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

(4)  STOCKHOLDERS' EQUITY

     During the six months ended January 31, 1998, Stockholders' Equity changed for the following items: Increase in Common stock of $41,000; increase in Paid-in capital of $1,459,000; Net loss of $1,175,000 and a $108,000 increase in the negative Foreign currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company acquired $588,000 in equipment under capital lease obligations during the six months ended January 31, 1997. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the six months ended January 31, 1998, and January 31, 1997, the Company paid interest of $1,562,000 and $873,000, respectively.

(6)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 30, 1997. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                        Description
          ----     ----------------------------------------------------

           1       Business and Summary of Significant Accounting Policies
           4       Capital Leases
           5       Stockholders' Equity and Related Items
           6       Retirement Plans
           7       Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended January 31, 1998, increased 1.0% compared to the same period in fiscal 1997. The average price per unit increased 1.4% while unit sales were approximately the same. The increase in the average price per unit resulted from increased sales of the Company's mid and upper priced sonar units in the second quarter of fiscal 1998 compared to fiscal 1997. For fiscal 1997, the Company announced six new mid and upper priced sonar products. None of these new products were shipped during the first quarter and only three of these products were shipped in limited quantities in the second quarter. No products were discontinued or unavailable for shipping during the second quarter of fiscal 1998. A decrease in unit sales of the Company's lower priced sonars offset the increase in sales of the mid and upper priced products.

Gross profit as a percentage of net sales increased to 28.7% from 28.4% for the three months ended January 31, 1998, compared to the same period in fiscal 1997. This increase is attributable to the improved sales of the mid and upper priced sonar products, which generally carry higher profit margins.

Net Sales for the six months ended January 31, 1998, increased 17.9% compared to the same period in fiscal 1997. Unit sales increased 15.2%, while the average price per unit increased 2.3%. The increase in the average selling price results from the factors discussed above. Sonar unit sales increased when compared to the prior year due to sales of the mid and upper priced products as noted above. An increase in GPS unit sales, primarily in the low-cost hand-held products, also contributed to the sales increase.

Gross profit as a percentage of net sales for the six months ended January 31, 1998, was 27.7% compared to 28.6% for the same period in fiscal 1997. This decrease results primarily from the Company's honoring of price discounts on certain products which were ordered by customers at discounted prices prior to year end 1997, but not shipped until the first quarter of fiscal 1998. The first quarter results were partially offset by the second quarter improvements noted above.

Operating expenses as a percentage of net sales for the three months ended January 31, 1998, were 25.9% compared to 34.2% during the same period in 1997. Total expenses decreased by $1,613,000. The decrease primarily relates to reduced marketing, administrative and research and development expenditures created by an austerity program implemented by management during the first quarter of fiscal 1998. Advertising, marketing and research and development costs were elevated in fiscal 1997 due the development and introduction of the Company's extensive new 1997 product offering.

Operating expenses as a percentage of net sales for the six months ended January 31, 1998, were 26.9% compared to 40.6% for the same period in 1997. Total operating expenses decreased $3,051,000. This decrease results from the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's need for working capital increases in the fall and winter months as the Company manufactures and stockpiles its products for the peak sales months of January through May.

As is consistent with prior years, the Company was at maximum borrowing limits through the first half of fiscal 1998, and expects to be at the maximum limit throughout the third quarter. Because of this, the Company must delay payments to vendors during these months. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for years and the overall financial performance of the Company has improved in fiscal 1998 compared to the previous year.

During the first half of fiscal 1998, the Company continued to reduce the high levels of inventory that resulted from production delays related to a longer than planned transition to the Company's new facility in Mexico, as well as unplanned delays in producing the seven new products for 1997. The increase in accounts receivables is directly related to the increase in sales for fiscal 1998, as is the reduction in inventories and trade payables. Trade payables grew during fiscal 1997 as a result of the production delays and the delay in payments to vendors described above.

Capital expenditures were $2,048,000 lower during the first half of fiscal 1998 than the same period of fiscal 1997. The fiscal 1997 capital expenditures relate to the construction of the Company's Mexican production facility. No similar project is anticipated for 1998.


OUTLOOK
-------

Current backlog is approximately $7.5 million, compared to approximately $21 million at the same time last year. The decrease is attributable to the fact that production delays limited or delayed most shipments of the Company's 1997 product offering until the third quarter of fiscal 1997. All products are in production and are shipping at this time. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company currently anticipates a return to profitability for fiscal 1998, primarily as the result of continuing favorable economic and market conditions, market acceptance of the Company's 1998 product offerings, the availability of the entire product lines for a full year, lower costs resulting from a full year of production in the Company's Mexico facility and lower selling and administrative costs. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, any one of which would have an adverse affect on expected results for the remainder of the year.

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

         Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed a Form 8-K dated December 18, 1997 with the SEC on December 19, 1997, disclosing a private placement of 341,338 shares of unregistered shares of the Company's Common Stock for $1,310,738 to the Company's six directors pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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



Dated:     March 16, 1998
       ------------------------