Form 10-Q
period 1998-04-30
LOWRANCE ELECTRONICS INC
filed 1998-06-15
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

         -------------------------------------------------------------

             X
           _____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1998

           _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______

         -------------------------------------------------------------


                       Commission File Number:   33-9464


                          LOWRANCE ELECTRONICS, INC.
          ---------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

      Delaware                                                44-0624411
----------------------                                 -------------------------
State of Incorporation                                 IRS Identification Number

                            12000 East Skelly Drive
                            Tulsa, Oklahoma   74128
                   ----------------------------------------
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code:   (918) 437-6881



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

At April 30, 1998, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

  ITEM 1. Condensed Consolidated Balance Sheets -
             April 30, 1998, 1997, and July 31, 1997....................       3

          Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             April 30, 1998 and 1997....................................       4

          Consolidated Statements of Cash Flows -
             Nine Months Ended  April 30, 1998 and 1997.................       5

          Notes to Condensed Consolidated Financial Statements..........   6 - 8

  ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............  9 - 11


PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings.............................................      11

  ITEM 2. Changes in Securities.........................................      11

  ITEM 3. Defaults Upon Senior Securities...............................      11

  ITEM 4. Submission of Matters to a Vote of Security Holders...........      11

  ITEM 5. Other Information.............................................      11

  ITEM 6. Exhibits and Reports on Form 8-K..............................      11

  SIGNATURES  ..........................................................      12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (IN THOUSANDS)
                                 ------------

                                               April 30,   April 30,   July 31,
                                                 1998        1997        1997
                                                -------     -------     -------
                                              (Unaudited) (Unaudited)

                                    ASSETS
                                    ------
CURRENT ASSETS:
 Cash and cash equivalents                      $ 1,077     $   698     $   866
 Accounts receivable, less allowances            19,817      23,811      16,346
 Inventories (Note 2)                            25,942      32,799      27,880
 Prepaid expenses                                   637         638         400
 Prepaid income taxes                             1,400       2,484       1,587
 Income tax refund receivable                         -           -         957
                                                -------     -------     -------

     Total current assets                       $48,873     $60,430     $48,036

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)     10,563      11,559      11,209

OTHER ASSETS                                        373       1,138       1,106
DEFERRED INCOME TAXES                             1,551           -       1,015
                                                -------     -------     -------

                                                $61,360     $73,127     $61,366
                                                =======     =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 3)  $ 9,527     $15,613     $ 4,149
 Accounts payable                                15,791      26,453      21,496
 Accrued liabilities                              3,407       4,255       4,593
                                                -------     -------     -------

  Total current liabilities                     $28,725     $46,321     $30,238

DEFERRED INCOME TAXES                                 -         449           -

LONG-TERM DEBT, less current
 maturities (Note 3)                             21,815      13,622      21,176

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 70,000 shares authorized
and issued in 1997 and 1998                           -           -           -

STOCKHOLDERS' EQUITY:
 Preferred stock, 230,000 shares authorized,
  None issued in 1996 and 1997                        -           -           -
 Common stock, $.10 par value,
  10,000,000 shares authorized, 3,768,796
  shares issued in 1998 and 3,352,458 shares
  issued in 1997                                $   377     $   335     $   335
 Paid-in capital                                  7,073       5,600       5,600
 Retained earnings                                3,658       6,996       4,214
 Foreign currency translation adjustment           (288)       (196)       (197)
                                                -------     -------     -------

  Total stockholders' equity                    $10,820     $12,735     $ 9,952
                                                -------     -------     -------

                                                $61,360     $73,127     $61,366
                                                =======     =======     =======



      The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                   Three Months Ended                  Nine Months Ended
                                 ------------------------           ------------------------
                                 April 30,      April 30,           April 30,      April 30,
                                   1998           1997                1998           1997
                                 ---------      ---------           ---------      ---------
                                     (in thousands)                      (in thousands)

NET SALES                        $  28,354      $  39,594           $  68,717      $  73,818

COST OF SALES                       20,108         28,602              49,301         53,050
                                 ---------      ---------           ---------      ---------

  Gross profit                   $   8,246      $  10,992           $  19,416      $  20,768

OPERATING EXPENSES:
 Selling and administrative      $   5,229      $   6,924           $  14,515      $  18,778
 Research and development              789            943               2,357          2,994
                                 ---------      ---------           ---------      ---------

  Total operating expenses       $   6,018      $   7,867           $  16,872      $  21,772
                                 ---------      ---------           ---------      ---------

  Operating income (loss)        $   2,228      $   3,125           $   2,544      $  (1,004)
                                 ---------      ---------           ---------      ---------

OTHER EXPENSES:
 Interest expense                $     885      $     734           $   2,447      $   1,607
 Other, net                            391            530                 953          1,093
                                 ---------      ---------           ---------      ---------

  Total other expenses           $   1,276      $   1,264           $   3,400      $   2,700
                                 ---------      ---------           ---------      ---------

INCOME (LOSS) BEFORE
 INCOME TAXES                    $     952      $   1,861           $    (856)     $  (3,704)

PROVISION (BENEFIT) FROM
 INCOME TAXES                          333            652                (300)        (1,296)
                                 ---------      ---------           ---------      ---------

NET INCOME (LOSS)                $     619      $   1,209           $    (556)     $  (2,408)
                                 =========      =========           =========      =========

INCOME (LOSS) PER COMMON SHARE:

NET INCOME (LOSS) PER SHARE
 (Both, Basic and Diluted)       $     .16      $     .36           $    (.16)     $    (.72)
                                 =========      =========           =========      =========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 3,769          3,352               3,582          3,352
                                 =========      =========           =========      =========


DIVIDENDS                           NONE           NONE                NONE           NONE
                                 =========      =========           =========      =========


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 5)


                                                          Nine Months Ended
                                                        ----------------------
                                                         April 30,   April 30,
                                                           1998        1997
                                                        ----------  ----------
                                                             (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                      $   (556)   $ (2,408)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                           1,942       1,917
     (Gain) Loss on retirement of fixed assets                 (3)         (7)
  Changes in operating assets and liabilities:
     Increase in accounts receivable                       (3,471)    (10,990)
     (Increase) decrease in inventories                     1,938     (12,026)
     (Increase) decrease in prepaids, deferred
        income taxes, and other assets                      1,104      (1,410)
     Increase (decrease) in liabilities and other          (6,982)     17,917
                                                         --------    --------

     Net cash used in operating activities               $ (6,028)   $ (7,007)
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                   $ (1,291)   $ (2,365)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

  Borrowings under line of credit                        $ 68,327    $ 71,423
  Repayments of borrowings under line of credit           (66,207)    (61,300)
  Borrowings under term loan agreement                      5,000         500
  Borrowings under term loan agreement - equipment line       721           -
  Principal payments on term loans, capital
     lease obligations and other                           (2,128)     (1,174)
  Other borrowings                                            302           -
  Proceeds from issuance common stock                       1,515           -
                                                         --------    --------

     Net cash provided by financing activities           $  7,530    $  9,449
                                                         --------    --------

     Net increase (decrease)
     in cash and cash equivalents                        $    211    $     77

CASH AND CASH EQUIVALENTS - beginning of period               866         621
                                                         --------    --------

CASH AND CASH EQUIVALENTS - end of period                $  1,077    $    698
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 1998, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                              April 30,   April 30,   July 31,
                                                 1998        1997       1997
                                              ----------  ----------  ---------
                                                        (in thousands)

   Raw materials                               $  9,554    $ 15,236   $  9,928
   Work-in-process                                3,573       8,386      9,327
   Finished goods                                13,652      10,048      9,851
   Excess, obsolete and realization reserves       (837)       (871)    (1,226)
                                                -------     -------    -------

   Total inventories                           $ 25,942    $ 32,799   $ 27,880
                                                =======     =======    =======

Property, Plant, and Equipment, Net -
-----------------------------------

   Land                                        $    557    $    557   $    557
   Building and improvements                      4,467       4,421      4,470
   Machinery and equipment                       24,901      23,584     23,607
   Office furniture and equipment                 5,152       4,890      5,152
                                                -------     -------    -------
                                               $ 35,077    $ 33,452   $ 33,786

 Less - accumulated depreciation                 24,514      21,893     22,577
                                                -------     -------    -------

 Net property, plant, and equipment            $ 10,563    $ 11,559   $ 11,209
                                                =======     =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                      April 30,  April 30,   July 31,
                                                         1998       1997       1997
                                                       ---------  ---------  --------
                                                               (in thousands)

     Revolving credit line                               $20,740    $21,645   $18,621
     Term loan                                             6,479      3,057     2,487
     Term loan - equipment line                              709          -         -
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $118,000 including interest at rates
       from 7% to 12%, with final payments ranging
       from August 1998 through November 2001              3,334      4,533     4,217
     Other                                                    80          -         -
                                                         -------    -------   -------

                                                         $31,342    $29,235   $25,325

     Less - current maturities                             9,527     15,613     4,149
                                                         -------    -------   -------

     Total long-term debt                                $21,815    $13,622   $21,176
                                                         =======    =======   =======

     Future maturities of the above debt obligations at April 30, 1998, are $9,527,000, $2,033,000, $19,514,000 and $268,000 for the years ending April
     30, 1999 through 2002, respectively.

     At July 31, 1997, the Company had a $30 million financing package which consisted of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provided for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of national prime plus .75%. Borrowing against inventories was limited to $12 million in total.

     During August and December 1997, the Company's financing package was amended. Significant provisions of the amendments included: 1) the due date was extended to December 2000, 2) an additional term loan of $4,000,000 was funded with an $800,000 payment made in May 1998 and payments of $66,666 beginning monthly in August 1998, and the interest rate is prime plus 1.5%,
     3) an additional $1,000,000 was funded on the term loan to be repaid in July 1998, 4) up to an additional $3,000,000 in borrowings were made available under the revolving line of credit secured by certain inventories and receivables located outside the United States, 5) the interest rate on the revolving line of credit was increased to prime plus 1.5%, and 6) the total facility was increased from $30,000,000 to $33,911,000.

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

(4)  STOCKHOLDERS' EQUITY

     During the nine months ended April 30, 1998, Stockholders' Equity changed for the following items: Increase in Common stock of $42,000; increase in Paid-in capital of $1,473,000; Net loss of $556,000 and a $91,000 increase in the negative Foreign currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company acquired $1,060,000 in equipment under capital lease obligations during the nine months ended April 30, 1998. These transactions were accounted for as non-cash investing and financing activities and, therefore, are not included in the Consolidated Statements of Cash Flows. During the nine months ended April 30, 1998, and April 30, 1997, the Company paid interest of $2,447,000 and $1,607,000, respectively.

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

           1        Business and Summary of Significant Accounting Policies
           4        Capital Leases
           5        Stockholders' Equity and Related Items
           6        Retirement Plans
           7        Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended April 30, 1998, decreased 28% compared to the same period in fiscal 1997. Unit sales decreased 26.7% and the average price per unit decreased 2.3%. The third quarter of fiscal 1997 was a record sales quarter for the Company, due in part to delayed production of the Company's new products during last year's first and second quarters during the transition of certain manufacturing processes to its new Mexico facility. Additionally, as part of the Company's austerity plan for fiscal 1998, advertising was substantially reduced during the spring of 1998. Accordingly, the Company's fiscal 1998 sales projections reflected a decline when compared to 1997. The decrease in sales and unit sales was not limited to any particular product or brand, but was most significant among the low-priced GPS units as numerous competitive GPS models have been introduced at these lower price points. Contributing to the decrease in sales for the quarter were the weather-related events of 1) the early closure of the salmon fishing season in the Northwest region of the United States, and 2) severe weather and flooding in the Southeast region.

Gross profit as a percentage of net sales increased to 29.1% from 27.8% for the three months ended April 30, 1998, compared to the same period in fiscal 1997. This increase is attributable to: 1) the decrease in sales of the low-end GPS units, which generally carry lower margins than other products; and 2) planned improvement in margins due to improved manufacturing efficiencies in both the Company's Tulsa and Ensenada, Mexico facilities.

Net sales for the nine months ended April 30, 1998, decreased 6.9% compared to the same period in fiscal 1997. Unit sales were 7.3% below 1997 levels, while the average price per unit increased 0.5%. The unit decrease resulted from discontinuation of the Company's mid-priced GPS products and a decline in sales of the low-end Eagle sonar products.

Gross profit as a percentage of net sales for the nine months ended April 30, 1998, was 28.3% compared to 28.1% for the same period in fiscal 1997. This increase results from the same factors that contributed to the quarterly improvement noted above.

Operating expenses as a percentage of net sales for the three months ended
April 30, 1998, were 21.2% compared to 19.8% during the same period in 1997. Total operating expenses decreased by $1,849,000. The decrease primarily relates to reduced marketing, administrative and research and development expenditures created by an austerity program implemented by management during the first quarter of fiscal 1998. Advertising, marketing and research and development costs were elevated in fiscal 1997 due the development and introduction of the Company's extensive new 1997 product offering.

Operating expenses as a percentage of net sales for the nine months ended April 30, 1998, were 24.5% compared to 29.5% for the same period in 1997 and total operating expenses decreased $4,900,000. This decrease results from the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's need for working capital normally increases in the fall and winter months as the Company manufactures and stockpiles its products for the traditional "fishing season" peak sales months of January through May. Due to the reasons discussed below, the Company's working capital needs have remained higher than normal through the third quarter of 1998.

As is consistent with prior years, the Company was at maximum borrowing limits through the first nine months of fiscal 1998, and expects to be at or near the maximum limit throughout much of the fourth quarter. Because of this, the Company has had to delay payments to vendors during the year. Management does not expect any significant long-term effect from these delayed payments as most vendors are long-term suppliers of the Company.

During the first nine months of fiscal 1998, the Company continued to reduce the high levels of inventory that resulted from production delays related to a longer than planned transition to the Company's new facility in Mexico, as well as unplanned delays in producing the seven new products for 1997. Management anticipates that inventories will continue to decrease through year-end The decrease in accounts receivables between years is directly related to the current quarter sales volumes versus the record sales volumes realized in the same quarter of fiscal 1997. The reduction in trade payables directly relates to the expenditure austerity program implemented during the first quarter and management's focus on accomplishing such a reduction, along with increased borrowings under the Company's term loan agreement and reduced inventories.

Capital expenditures were $1,074,000 lower during the first nine months of fiscal 1998 than the same period of fiscal 1997.

OUTLOOK
-------

Current backlog is approximately $10.2 million, compared to approximately $10.8 million at the same time last year. The decrease is attributable to the fact that production delays limited or delayed most shipments of the Company's 1997 product offering until the third and fourth quarters of fiscal 1997. All products are in production and are shipping at this time. It should be noted the backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company expects somewhat lower sales in the fourth quarter of 1998 versus the same period last year. However, the Company expects to be profitable for the quarter due primarily to its initial shipment of eight new GPS products and continued savings under the Company's austerity program. Management also anticipates a profitable result for fiscal 1998. It should be noted that the earnings history of the Company has been sporadic, including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors could rapidly deteriorate and would have an adverse affect on expected results for the remainder of the year. These factors include, but are not limited to, perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors.

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



Dated:    June 15, 1998
       -----------------------