Form 10-K405
period 1998-07-31
LOWRANCE ELECTRONICS INC
filed 1998-11-13
CIK 804073

                               F O R M   1 0 - K

      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                            Washington, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] EXCHANGE

        For the transition period from  _____________ to _____________

                       Commission File Number:  0-15240

               L O W R A N C E   E L E C T R O N I C S,   I N C.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       44-0624411
  ------------------------                 ------------------------------------
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                            12000 East Skelly Drive
                                Tulsa, Oklahoma                 74128
                    ----------------------------------------  ----------
                    (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (918) 437-6881

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

              Aggregate Market Value of the Voting Stock Held By
               Non-Affiliates on November 11, 1998 - $3,719,029

                       Number of Shares of Common Stock
                 Outstanding on November 11, 1998 - 3,768,796

                      DOCUMENT INCORPORATED BY REFERENCE
         Proxy Statement for Annual Meeting of Stockholders to be held
                          December 8, 1998 - Part III

                                   FORM 10-K

               Annual Report for Fiscal Year Ended July 31, 1998

                          LOWRANCE ELECTRONICS, INC.
                                                                 Page
                                                                 ----
                               Table of Contents
                               -----------------

                                    PART I

Item 1.     Business..........................................      1

Item 2.     Properties........................................     12

Item 3.     Legal Proceedings.................................     12

Item 4.     Submission of Matters to a Vote of Security
            Holders...........................................     12


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...............................     12

Item 6.     Selected Financial Data...........................     13

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............     14

Item 8.     Financial Statements and Supplementary Data.......     24

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............     24


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant     25

Item 11.    Executive Compensation............................     25

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management....................................     25

Item 13.    Certain Relationships and Related Transactions....     25


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K...............................     25
                                                            and F-1 to F-18

Signatures  ..................................................     30

                          LOWRANCE ELECTRONICS, INC.
                                 Annual Report
                       For the Year Ended July 31, 1998


                                    PART I

Item 1.   Business

General

     The Company designs, manufactures, and markets sonars (also known as depth sounders) and accessories for use in recreational and commercial boating. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company also designs, manufactures, and markets Global Positioning System (GPS) navigational receivers that may be attached to and used with certain of the Company's liquid crystal display (LCD) sonars or to provide stand-alone navigational information. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as aviation, hunting, hiking, and backpacking. The sonars and GPS navigational receivers are marketed under the Company's three trade names, "Lowrance" "Eagle", and "Sea", primarily through wholesalers, original equipment manufacturers (OEMs), mail-order catalogs, mass merchandisers, and other retail outlets in all fifty states and to a lesser and limited extent in sixty-five foreign countries.

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

     Graphic Liquid Crystal Display (LCD) Sonars. The Company's LCD products are easier to use, provide more advanced capabilities, and incorporate advanced signal processing, which allows automatic operation of LCD sonars in a way that sets the controls for best performance whether at trolling or high speeds. The Company markets eighteen LCD sonar models. All of the models utilize advanced computer technology and are keyboard controlled. The Company's LCD models graphically display the depth of the water, bottom contour, fish, and other underwater objects on a LCD and digitally display the water depth. Ten models can also digitally display the surface temperature of the water, boat speed, and distance traveled. LCD sonars are easier to read and interpret than the Company's flasher sonars. Because LCD sonars have no moving parts, they are more durable than other sonars. The more advanced models usually retail from $350 to $550. The other LCD models, with fewer features, usually retail from $99 to $300. The Company's various LCD models range in maximum depth capabilities from 350 feet to 2,500 feet.

     Other Sonars. The Company's others sonars include flasher displays and digital displays. Flasher models were the first type of sonar products designed and manufactured by the Company. The display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a sonar signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital sonars are marketed and used solely to determine water depth which is digitally depicted on a LCD. The flasher and digital sonars have varying depth capabilities ranging from 60 feet for flashers to 1,000 feet for digital sonars and range in retail price from $140 to $300.

Global Positioning System (GPS).

     The Global Positioning System offers worldwide navigational information for users via a constellation of twenty-four satellites. The system offers precise global navigation for land, sea, and air applications providing constant updates of an individual's or object's position in latitude, longitude, and altitude. Additionally, GPS measures speed and direction of travel. The Company's GPS navigational modules may be attached to and used with one of the Company's LCD sonars and two LCD mapping models. The combination sonar/GPS models (module included) usually retail from $700 to $1000, and the stand-alone, gimbal-mounted GPS mapping model (module included) retail from $600 to $900.

     The Company's gimbal mount Global Map 2000 product displays the user's position on a pictorial background map in addition to providing the navigational information and course plotter available in all Lowrance and Eagle GPS products. Further, the user, at their option, can purchase mapping cartridges with contain over 7,000 highly detailed nautical charts. The Global Map 2000 retails for approximately $899 including the GPS module and cartridge reader. This unit is also sonar capable with the purchase of a sonar access module. During the fourth quarter of fiscal 1998 the Company introduced four new gimbal mount GPS products at breakthrough retail prices ranging from $549 to $699. These products each contain detailed built-in mapping capabilities plus unique software which allows the user to upload up to 2 megabytes of additional customized mapping detail from the Company's proprietary IMS MapCreate CD ROM database which is included free. The IMS MapCreate CD ROM includes all of Lowrance's acclaimed IMS SmartMaps, IMS WorldMaps, U.S. Navigation Aids, U.S. Wrecks and Obstructions, plus U.S. Rural Roads and more.

     In addition to the Company's gimbal-mounted GPS products, it offers an extensive range of portable, hand-held GPS navigation receivers. The first such product, the Eagle AccuNav Sport, began shipping in fiscal 1994, followed by the Lowrance GlobalNav Sport in fiscal 1995. During fiscal 1996, the Company began shipping its first hand-held GPS mapping receiver, the Lowrance GlobalMap Sport, with capabilities similar to that of the GlobalMap 2000. Also during fiscal 1996, the Company manufactured and sold its first portable GPS receivers specifically designed for use by commercial and private pilots. In fiscal 1997, the Company began shipping its breakthrough 12-channel GPS receivers. Currently, the Company has upgraded all of its hand-held GPS models to include 12 parallel-channel receivers. All of the Company's hand-held GPS products feature high resolution displays, detailed plotting and/or mapping functions, easy zoom-in/zoom-out operation and enhanced software which includes a unique "initialize from map" feature, sunrise/sunset and lunar phase information, position averaging, and emergency nearest waypoint feature. The AirMap 100 and AirMap 300 also offer an HSI-style screen, and a detailed database of all North and South American airports including runway diagrams, restricted air spaces, tower and communication frequencies, obstructions and aviation services available.

Accessories

     The Company also has a line of accessories consisting of water temperature gauges, cables, portable power packs, map data cartridges, map data CD ROMS, and various mounting brackets, which are used primarily in conjunction with the Company's sonars and GPS products.

Product Sales

     The following table sets forth the percentage of total sales of LCD and other sonars and accessories, including GPS navigational products, sold by the Company in the past three fiscal years.

                                     Percent of Total Product Sales
                                     ------------------------------
                                       1996       1997       1998
                                       ----       ----       ----
Type of Sonar Displays -
 LCD's, including combination
  navigation units                     62.8%      51.4%      54.5%
 Other sonars                           4.0        4.0        3.7
GPS, including stand-alone units
 and modules                           23.7       35.8       31.1
Accessories                             9.5        8.8       10.7
                                      -----      -----      -----

   Total                              100.0%     100.0%     100.0%
                                      =====      =====      =====

Distribution

     The Company markets its products under three trade names, "Lowrance", "Eagle", and "Sea". Sales of the Lowrance and Eagle brand products account for over 98% of total sales. Sales of Eagle products, as a percentage of total sales were approximately 50% in 1996, 54% in 1997, and 47% in 1998.

     The Lowrance line in both sonar and GPS, with its selection of eighteen interchangeable transducers and its more complicated keyboard, is intended for the more sophisticated user. The wide choice of transducers available with the Lowrance sonars allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, and frequency to meet the boater's specific needs. As a result of recent developments in transducer design, the Company packages its Lowrance sonar models with a high-performance transducer suitable for use on nearly all types of boat hulls. Lowrance customers can exchange this transducer for credit toward one which better meets their specialized requirement for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance sonar. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers, and retailers that the Company believes have basic knowledge of the installation, use, and service of the Lowrance line and can pass on such knowledge to customers. As of July 31, 1998, the Company had approximately 2,200 wholesalers and retailers purchasing products in the Lowrance line. A sonar installation subsidy is offered to authorized dealers that sell and install Lowrance products as a means of sharing the costs of the installation. The Company believes that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct the fisherman and boat owner as to the product's use. Terms of payment for products in the Lowrance line vary based on the time of the season with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

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

     Beginning in fiscal 1995, the Company began marketing a third brand of sonar and GPS navigational products, "Sea". These products are marketed through select coastal dealers and sales of Sea products accounted for less than two percent of fiscal 1998 sales.

     The Company's products are sold in all fifty states and sixty-five countries internationally. The Company's international sales totaled $20,000,000 in fiscal 1996, $25,000,000 in fiscal 1997, and $22,000,000 in fiscal 1998, representing approximately , 21%, 24%, and 24% of total net sales in each respective fiscal year. See Note 9 to the consolidated financial statements. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own distribution warehouses for sales and distribution of its products. Sales in neither of these two countries represented 10% or more of the Company's total annual sales for the latest three fiscal years.

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

     Sales to Wal-Mart Stores, Inc., accounted for 14% and 10% of the Company's net sales in fiscal years 1996 and 1997, respectively. No customers accounted for 10% or more of net sales in fiscal 1998. The top ten customers, including Wal-Mart Stores, Inc., accounted for approximately 34%, 34%, and 32% in 1996, 1997 and 1998, respectively, of the Company's net sales.

Inventories and Backlog

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

     As of November 11, 1998, the Company's backlog of orders exceeded $9.6 million, including orders for new products which represented 34% of the backlog. The backlog one year ago at this time was $9.8 million. Backlog is not necessarily comparable from year to year because of the significant impact on backlog resulting from the timing and pent-up demand for the introduction of the Company's new products each year. While the Company believes that the present backlog of orders is firm, the orders for its products are subject to cancellation without further obligation by the customer at any time prior to shipment.

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

     To satisfy this need, the Company utilizes a sales force of seventeen full-time employees to promote its products worldwide. Additionally, the Company employs six manufacturer's representative groups to augment in sales force in various parts of the United States. The sales personnel employed by the Company and the manufacturer's representatives have the knowledge and time necessary to educate wholesalers, dealers, fishermen, and boat owners on sonar and GPS products and demonstrate the practical benefits of these technologies. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at outdoor recreation and boat shows, and participate in store promotions, seminars, and talks.

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

     In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions, and contributions to environmental groups. The Company, through its Eagle brand, became an Affiliate Sponsor of the new Wal-Mart FLW tournament trail in 1998. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company provides OEM sonar products. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

Competition

Sonar and Sonar/GPS Combination Units -

     The Company encounters intense competition for its products from a number of domestic and foreign manufacturers. More than 300 brands of sonars have been offered to the consumer since the Company's formation in 1957. Presently, there are more than twenty-five competitors worldwide.

Historically, the sonar market, as it relates to sonars marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. According to independent marketing research commissioned by the Company and issued in March 1998, the Company together with this competitor currently account for over 80% of sonar sales within this market segment in the United States. In this study, the Company's total market share (Eagle and Lowrance brands combined) was found to be greater than 50%. The Company believes that the study results reflect current market conditions.

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

Hand-held GPS Units -

     The hand-held GPS market has expanded rapidly in the past several years and the Company expects this trend to continue. Target markets for these products include, but are not limited to boating, sportfishing, hunting, hiking, off-road vehicles, and aviation. According to independent marketing research commissioned by the Company and issued in March 1998, the market segment that the Company operates in approximates the size of the sonar market. According to this same study, the Company's market share was found to be less than 20%. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies which can be quickly brought to market at competitive prices.

     Two competing GPS companies currently dominate this market and the Company believes these two competitors combined continue to control in excess of 65% of the hand-held GPS market. The primary reason for their success is that both companies have introduced and marketed several products retailing for under $200 and were the first to market hand-held GPS products into the recreational market. Both companies offer a range of higher priced products with more features than their lowest priced models including products specifically aimed at the avionics market. In 1997, one of these competitors introduced a combined GPS and sonar model and a sonar-only model. Recently the same competitor has introduced two new sonar-only models. The Company does not anticipate that these models will have a significant adverse impact on its own extensive lines of sonar products during fiscal 1999 because neither product has begun shipping and their distribution base is limited.

     Currently, the Company offers five Eagle and seven Lowrance hand-held products, which retail at prices between $169 and $799. The Company began shipping its Lowrance Global Map 100 and Eagle MapGuide Pro hand-held GPS products with its proprietary IMS MapCreate CD ROM database included during the fourth quarter of fiscal 1998. These two models have exclusive features which will allow the user to supplement the unit's built-in mapping data with up to 2 megabytes of customized maps created from the CD ROM database. All of the Company's GPS products feature 12 parallel-channel receivers, high resolution displays, and internal battery back-up for stored information. All of the Company's handheld GPS's also utilize rechargeable batteries that retail for as little as $49.

     The Company's expanded line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with an extensive advertising and promotion campaign in 1997, significantly increased consumer awareness and recognition of the Eagle and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several new outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

     The Company has attempted to differentiate its products through quality, technological development, performance, price, and service. The Company believes its products offer a competitive advantage due to quality, technological advancement, and the wide range of features. This advantage results from the Company's long history of product innovation, such as Advanced Signal Processing (ASP), fully waterproof sonar/Loran-C and sonar/GPS combination units, Grayline, interchangeable high-performance transducers and dual-frequency capability, and innovative features such as optional Broadview sonars, split screen sonar/navigational displays, digitized and CD ROM mapping capabilities and programmable "windows".

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

Product Research and Development

     The Company's operations and competitive position are dependent to a large extent upon its ability to anticipate and react to the technological innovations inherent in its industry. The Company has been engaged in the development of sonars and the refinement of its existing sonar models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed a portable sonar capable of locating individual fish and their depths. Among other significant sonar advancements, the Company developed and patented an effective interface suppression system and interchangeable high speed transducers which permit operation of sonar at boat speeds of up to 70 miles per hour. The Company also introduced in 1979 a computer-controlled sonar with microprocessor chip and software allowing high speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high resolution and "Supertwist" high visibility liquid crystal displays. In 1989, the Company introduced the first fully waterproof sonar/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna coupler module. Advanced Signal Processing (ASP), a breakthrough in automatic sonar control developed in 1990, constantly evaluates the effect of varying water conditions, boat speeds, and interference sources, adjusting the sonar's many settings for optimum performance. Based on the Company's belief that the United States military's GPS would be the preferred method of navigation in the future, if it became affordable, the Company introduced six marine GPS products in 1992, with most at breakthrough price points. The SupraPro ID, a new sonar model introduced in 1994, retailed for under $100, provided users with four times the resolution of its nearest competitive model. Another model new in 1994, the GlobalMap 1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav Sport hand-held GPS product, which retailed for under $400, revolutionized the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products at less than half the price. In 1995, the Company introduced its latest generation of "3D" sonar products, the ULTRA III 3D and the X-70A 3D, which provide expansive underwater coverage and innovative "three dimensional" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products offered the Company's new "Broadview" technology. By purchasing a "Broadview" accessory transducer (which can be installed on the transom or on a trolling motor), users can expand their sonar coverage to search out -- left or right -- to detect fish and cover down and outward from the boat. In 1996, the Company introduced and delivered its first hand-held GPS mapping products. In fiscal 1998, the Company introduced two new sonar products with enhanced display screen resolution and newly designed cases, as well as enhanced operating software in several of its sonar and GPS products. Additionally, the Company delivered four new hand-held GPS products, each utilizing new 12 parallel-channel receiver technology and three of which offered exclusive technology which allows the user to upload detailed customized maps from a CD ROM into the units memory. Two new gimbal-mount products, one a GPS/mapping only product and the other a GPS/mapping/sonar combo model, also offered this unique CD ROM capability, and began shipping during the fourth quarter of fiscal 1998.

     Research and development expenditures of the Company were $3,439,000 in fiscal 1996, $3,936,000 in fiscal 1997, and $2,650,000 in fiscal 1998. The
Company plans additional development of its LCD sonars to increase performance and versatility and is conducting research and development into other marine electronic equipment utilizing technology with which it is familiar. Also, the Company intends to develop additional GPS products for use in marine and non-marine applications.

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

Manufacturing and Suppliers

     Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company expanded its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 88,000 square foot leased facility which has been constructed to allow expansion to 108,000 square feet as the Company requires more operating space. Currently, the Company utilizes 70,000 square feet for manufacturing, including a 26,000 square foot clean room within the 88,000 square feet presently occupied by the Company. In the expanded Mexico facility, the Company manufactures its transducer and cable assemblies as well as assembles most of the liquid crystal displays used in its products. Additionally, the Company performs final assembly, final testing and packing operations on all of its products in the Mexico facility. The transfer of the final assembly and liquid crystal display assembly operations from the

Company's Tulsa facility began in August 1996 and was completed in July 1997. The Company will continue to assemble and test all circuit boards in its existing facility in Tulsa. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products, are an integral part of the Company's manufacturing process. The Company's Tulsa manufacturing facilities, with its expanded Mexico operation, are sufficient to allow increased production without substantial future capital investments.

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

Product Warranty and Support Services

     Substantially all of the Company's products are sold with a full one-year warranty. The Company offers the consumer the right to extend the warranty for an additional two years on sonar and GPS products by purchasing an extended warranty package. Warranty expenses have averaged approximately 2.2% of sales during the last three fiscal years. The Company emphasizes service after the sale in connection with its products by providing a prepaid, pre-addressed shipping label packed with each unit for use by the consumer located in the United States electing to return the unit to the Company for warranty or non-warranty repairs. Warranty and non-warranty repairs are available from the Company's plant in Tulsa, Oklahoma, and from dealers and distributors in sixty-five foreign countries.

Patents and Trademarks

     Since 1970, the Company has obtained thirty-seven patents expiring at various dates from 1987 through 2015. Since 1970, thirteen design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's accounts receivable and inventory line of credit financing. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

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

     The Company has registered forty-eight trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle", with an accompanying logo and has additional trademark applications filed.

Employees

     As of July 31, 1998, the Company employed 1,051 persons on a full-time basis of whom approximately 871 were involved in manufacturing and materials. Of the 871 full time employees involved in manufacturing and materials, 257 employees are located in the Company's headquarters in Tulsa and 614 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 180 employees were engaged in research and development, sales and marketing, and administration. During the year, the Company utilizes temporary workers to allow it to adjust its workforce as its production needs change. All of the temporary workers are located in the Tulsa facility. At July 31, 1998, approximately 20 of such workers were engaged by the Company and are included in the above amounts. Additionally, the Company retains, on a part-time basis, over 250 independent contractors, the "pro-staff", that assist in promoting its products.

     The Company has never experienced a work stoppage, and none of its employees are represented by a union. Management considers its employee relations to be excellent.

Item 2. Properties

     The Company maintains its offices and manufacturing and warehouse facilities at 12000 East Skelly Drive, Tulsa, Oklahoma, 74128. The Company's Tulsa facilities are located on approximately 23 acres of land and consist primarily of a masonry building containing approximately 116,000 square feet of floor space, of which 25,000 square feet are used for manufacturing operations, 46,000 square feet for warehousing, and 45,000 square feet for office and laboratory space.

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

Item 3.   Legal Proceedings

     See footnote number 12 to the Consolidated Financial Statements

Item 4.   Submission of Matters to a Vote of Security Holders


     None.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     As of November 11, 1998, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's inventory and accounts receivable line of credit agreement prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

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

                        1997            1998
                   --------------  ---------------
                    High    Low     High     Low
                     $       $       $        $
                   ------  ------  ------  -------
    1st Quarter     8 1/4   5       6 1/2   4 7/32
    2nd Quarter     11      6 1/2   7 1/4   5
    3rd Quarter     10      7 1/2   8 1/2   5 1/2
    4th Quarter     8 5/8   5       7 1/8   3 7/16

Item 6.   Selected Financial Data

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

                                          Years Ended July 31,
                             -------------------------------------------------

                               1994       1995      1996      1997       1998
                             -------    -------   -------  --------    -------
                                  (in thousands, except per share amounts)
Operating Data:
 Net sales                   $81,250    $91,116   $94,579  $104,659    $91,706
 Gross profit                $25,330    $31,069   $31,988  $ 26,881    $25,645
 Income (loss) before
  income taxes and
  extraordinary credit       $(1,663)   $ 2,061   $ 2,199  $ (7,877)   $(3,166)
 Net income (loss)           $  (672)   $ 1,422   $ 1,743  $ (5,190)   $(3,995)

Per Share Data:
 Weighted average number
   of shares outstanding
    Basic                      3,350      3,352     3,352     3,352      3,608
    Diluted                    3,350      3,396     3,387     3,352      3,608

 Net income (loss)
    Basic                    $  (.20)   $   .42   $   .52  $  (1.55)   $ (1.11)
    Diluted                  $  (.20)   $   .42   $   .51  $  (1.55)   $ (1.11)

Balance Sheet Data:
 Working capital             $12,872    $14,777   $18,509  $ 17,798    $19,633
 Total assets                $35,028    $40,228   $47,108  $ 61,366    $52,247
 Long term debt, less
   current maturities        $ 9,379    $ 9,975   $13,705  $ 21,176    $23,038
 Stockholders' equity        $11,991    $13,452   $15,196  $  9,952    $ 7,172

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following table sets forth for the periods indicated the relative percentages that certain items of income and expense bear to net sales:

                                            Years Ended July 31,
                                        ----------------------------
                                         1996        1997      1998
                                        ------      ------    ------
                                           (percent of net sales)
    Net sales                           100.0%      100.0%    100.0%
    Cost of sales                        66.2        74.3      72.0
                                        -----       -----     -----

        Gross profit                     33.8        25.7      28.0

    Operating expenses:
      Selling and administrative         24.6        25.7      23.1
      Research and development            3.6         3.8       2.9
                                        -----       -----     -----

        Operating income (loss)           5.6        (3.8)      2.0

    Interest expense                     (2.0)       (2.3)     (3.8)
    Other, net                           (1.3)       (1.4)     (1.6)
                                        -----       -----     -----

    Income (loss) before income
      taxes                               2.3        (7.5)     (3.4)
    Provision (benefit) for
      income taxes                         .5        (2.6)      1.0
                                        -----       -----     -----

    Net income (loss)                     1.8        (4.9)     (4.4)
                                        =====       =====     =====

     Demand for the Company's products is seasonal with approximately 30% to 40% of its sales and a majority of its net income usually occurring in the third quarter (February, March, and April). During this period, the Company's customers purchase the Company's products so that the products will be available to sport fishermen and recreational boat owners for the peak fishing and boating season. Generally, with the exception of the third quarter, quarterly results are dependent on the timing and acceptance of new product introductions, advertising, and product availability, and as such, the Company does not experience any consistent quarterly trends for those three quarters.

     The following table sets forth the quarterly results for the past three fiscal years:


    Years Ended July 31             Sales          Net Income (Loss)
--------------------------    -----------------   ------------------
                                       (dollars in thousands)
        1996
        ----
First Quarter (Aug.-Oct.)     $ 13,967    14.8%   $(1,175)    (67.4)%
Second Quarter (Nov.-Jan.)      20,692    21.9       (380)    (21.8)
Third Quarter (Feb.-Apr.)       32,761    34.6      2,237     128.3
Fourth Quarter (May-July)       27,159    28.7      1,061      60.9
                              --------   -----    -------   -------

         Total for Year       $ 94,579   100.0%   $ 1,743     100.0%
                              ========   =====    =======   =======

        1997
        ----
First Quarter (Aug.-Oct.)     $ 14,110    13.5%   $(2,371)    (45.7)%
Second Quarter (Nov.-Jan.)      20,114    19.2     (1,246)    (24.0)
Third Quarter (Feb.-Apr.)       39,594    37.8      1,209      23.3
Fourth Quarter (May-July)       30,841    29.5     (2,782)    (53.6)
                              --------   -----    -------   -------

         Total for Year       $104,659   100.0%   $(5,190)   (100.0)%
                              ========   =====    =======   =======

        1998
        ----
First Quarter (Aug.-Oct.)     $ 20,039    21.8%   $  (838)    (21.0)%
Second Quarter (Nov.-Jan.)      20,324    22.2       (337)     (8.4)
Third Quarter (Feb.-Apr.)       28,354    30.9        619      15.5
Fourth Quarter (May-July)       22,989    25.1     (3,439)    (86.1)
                              --------   -----    -------   -------

         Total for Year       $ 91,706   100.0%   $(3,995)   (100.0)%
                              ========   =====    =======   =======

     Demand for the Company's products is affected by the rapidly changing technological environment of consumer electronics. If the Company fails to anticipate technological innovations advanced by its competitors and introduce technologically competitive products, demand for the Company's products will diminish. In each of the past three fiscal years, new product sales have accounted for more than 10% of total sales.

     Additionally, sales of the Company's products are affected by adverse changes in economic conditions, increased oil prices or adverse weather conditions. The Company believes that the lower-priced and easier to use LCD sonar products available in recent years attracted an increased number of less serious fishermen to the marketplace who are more likely to reduce their purchase of sonar products during adverse economic conditions and /or prolonged adverse weather conditions. The Company believes that the sonar market in the United States and Canada is mature, with no significant growth in boating or fishing participation in recent years. Any opportunity for growth in these markets will rely on the ability of the Company to increase its market share. Some market growth for sonar products is anticipated as related to international markets as the Company continues to focus efforts in these areas. International sales for 1998 decreased from 1997 by $3.1 million (12%). Canadian and Australian sales were down 9%, and all other International sales decreased 16%, primarily because of the strengthening of the U.S. dollar and the general softness in demand. The total market for GPS products, both domestic and international, is expected to continue to expand. The Company's future success in GPS is heavily dependent upon keeping pace with competitors who are rapidly introducing new products and new pricing strategies in the increasingly competitive marketplace. Accordingly, the Company's future sales could be adversely affected by a reduction in consumer spending, a decline in recreational boating and sport fishing resulting from significant increases in oil prices, or new product introductions by competitors.

     Sales of sonar products including combination sonar/GPS units were down $3.4 million (5.4%) from fiscal 1997 to 1998, following a decrease of approximately $5.9 million (9.5%) from fiscal 1996 to 1997. The decline in sonar sales when comparing 1997 to 1998 results from a generally poor retail selling season due to adverse weather conditions, as well as the Company's significantly reduced advertising expenditures and reduced tradeshow activity, and the effects of price increases on certain of the Company's sonar products. Sales of GPS products decreased approximately $9.6 million (23%) from fiscal 1997 to 1998 and increased approximately $15.1 million (84%) from fiscal 1996 to 1997. The 1997 increase is primarily attributable to the introduction of the low-cost gimbal-mount and hand-held GPS products. The decrease in GPS sales for 1998 relates to increased competition at lower price points, significantly reduced advertising expenses and the effects of price increases on certain of the Company's GPS products.

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

     The Company begins planning for sales during each fiscal year in February or March of the preceding year. The planning includes the preparation of an annual sales forecast for the upcoming fiscal year. The forecast is reviewed by the Company at least monthly, and if necessary, the forecast is revised. The forecast of products must allow time for ordering raw materials and parts, which may take as long as five months for delivery following the Company's order, and for manufacturing so that the Company has a build-up of finished goods inventory sufficient to meet demand prior to the peak sales months. Failure by the Company to accurately forecast market trends, introduction of technological advancements, or the demand for particular models can result in a build-up of raw material and finished goods inventory that is obsolete or must be liquidated at reduced prices. The build-up of raw material and finished goods inventory in anticipation of orders during the peak selling season, cash outlays required to purchase tooling to manufacture new products, together with extended payment terms of up to 150 days offered by the Company which historically result in a significant increase in working capital requirements from a low in June through August to a high in September through December.

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

     The following discussion and analysis relate to factors that have affected the financial condition and operating results of the Company for fiscal years 1996 through 1998. Reference should also be made to the

Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations

Net Sales

     Net sales for fiscal 1998 decreased 12.4% from fiscal 1997. Unit sales, which includes sonar units, combination sonar/navigation units, and stand alone navigation units decreased 16.3% and the average price per unit increased 1.2%.

     The decrease in unit sales resulted from a 28.4% reduction in the sales of the Company's navigation products coupled with a 7.6% reduction in sales of sonar products. Reduced sales of the Company's low and mid cost navigation products (43% decrease in units) was offset by increases in the unit sales of portable mapping, aviation and high-end gimble units (28% increase in units). Sales of the Lowrance sonar products increased 2.3%, offset by a decrease of 19.2% in the sales of Eagle sonar products. The decreases in navigation sales resulted from a significant reduction in advertising expenditures, price increases in certain low cost models, and increased competition at the lower price points. The decreases in Eagle sonar sales resulted from generally weak market conditions during the spring selling season caused by adverse weather conditions in certain of the Company's key markets in North America. The Company believes that the Eagle products are generally purchased by the less serious fisherman which are more likely to be influenced by poor weather conditions. Additionally, reduced advertising and consumer outdoor show exposure along with price increases on certain models had a negative impact in Eagle sonar sales.

     Net sales for fiscal 1997 increased 10.7% over fiscal 1996. Unit sales increased 19.4% and the average price per unit decreased 7.9%.

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

Gross Profit

     The gross margin percentage increased from 25.7% to 28.0% from fiscal 1997 to fiscal 1998, due primarily to, (1) the shift in mix of units sold away from the Company's low and mid-priced GPS units which generally have a correspondingly low profit margin, (2) a continuing shift of manufacturing operations to the Company's Mexico facility in fiscal 1998, (3) more efficient operations offset by lower total volumes in fiscal 1998 versus 1997, and (4) price increases on certain GPS and sonar models.

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

Operating Expenses

     Operating expenses, as a percentage of net sales decreased to 26.0% versus 29.5% in 1997. Total costs decreased by $6,960,000. The major factors contributing to this decrease were (1) a reduction of approximately $5.6 million in advertising, selling and marketing expenditures and (2) reduced research and development expenditures and general and administrative costs, offset by increases in other variable operating expenses, namely, product returns costs.

     Operating expenses, as a percentage of net sales increased from 28.3% in fiscal 1996 to 29.5% in 1997. Total cost increased $4,106,000. The major factors contributing to this increase were 1) $3,400,000 additional advertising and marketing expenses related to the Company's push to acquire market share in the GPS market and in introducing the new sonar products; 2) other variable selling expenses, such as freight-out and product returns cost, were up approximately $700,000 due to increased volumes, and 3) research and development expenditures were up $500,000 due to the Company's continuing efforts to develop new products. Expense reductions in general and administrative costs partially offset the effects of the above increases.

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

Interest Expense

     Interest expense in 1998 increased by $1.1 million due to (1) increased average borrowing levels related to the Company's revolving credit line as well as new term loan borrowings of $5,000,000, (2) a .75% increase in the interest rate under the revolving credit line and (3) an increase in interest charged by the Company's suppliers due to the Company's continuing inability to pay within stated terms.

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

Income Taxes

     The effective tax rate for fiscal 1996, 1997 and 1998 was 20.7% (34.1)% and 26.2%, respectively. For Fiscal 1996, the effective tax rate is less than the statutory federal tax rate of 34% due primarily to increases in state income tax credits and refunds of prior years income taxes and related adjustments. For fiscal 1998, the Company established a valuation allowance of $2 million against the net deferred tax asset which resulted in a 26.2% effective income tax expense.

Income/(Loss)

     Net income (loss) as a percentage of net sales was (4.4%) in fiscal 1998, (4.9%) in fiscal 1997, and 1.8% in fiscal 1996.

Liquidity and Capital Resources

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

     The Company's primary sources of liquidity are cash flow from operations, an accounts receivable and inventory line of credit, lease financing as well as financing provided by the Company's vendors. The line of credit allows the Company to borrow up to 85% of its qualifying accounts receivable, 30% of qualifying raw materials inventory, and 60% of qualifying finished goods inventory. Borrowings for inventory, however, are limited to $13,000,000. A yearly lease line of credit is usually established to finance the acquisition of qualifying equipment and certain other assets.

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

     During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods during the fiscal year. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. Management implemented controls to better manage production scheduling and inventory levels. During fiscal 1998, first and second quarter sales exceeded 1997 levels for the same periods, however, sales unexpectedly declined during the third and fourth quarters. The timing of the sales decline did not allow for reductions of shipments of raw materials from vendors based on the long lead times for certain component parts. As result, inventory levels during 1998 continued to be higher than historical levels. Inventory is expected to gradually decline throughout fiscal 1999.

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

     Cash flows provided by financing activities were used to finance the net capital additions for fiscal 1998 and net cash used in operating activities. The Company's financing package was amended in August and December 1997, which gave the Company $5,000,000 in additional term loan financing ($1.8 million was repaid during fiscal 1998). The amendments also gave the Company an additional $3 million in borrowing capacity secured by certain inventories and receivables located outside of the United States. The interest rate under the revolving line of credit was increased to prime plus 1.5% from prime plus .75%.

     In November 1998, the Company's financing package was amended, giving the Company additional term borrowings of $1.8 million under an existing term loan and deferring principal payments until March 1, 1999 on an aggregate total term loan of $4.8 million (including the additional $1.8 million borrowing). This amended term loan contains two payment options; 1) repay the $1.8 million advance in February 1999, then make monthly principal payments of $80,000 beginning March 1, 1999 or 2.) amortize the entire $4.8 million term loan with monthly principal payments of $80,000 beginning March 1, 1999.

     Management expects the sources discussed above to satisfy the Company's current financing needs. At July 31, 1998, there were approximately $1.3 million of borrowings available under the Company's revolving line of credit. This additional availability was related solely to outstanding checks for payments to vendors and was depleted in early August 1998. Management expects to be at maximum borrowing limits throughout fiscal 1999. Because the line of credit will be at its maximum during this period, the Company will be required to delay payments to vendors as it has historically done. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for many years. Additionally, because of the additional financing noted above, overall lower projected inventory levels and an expected return to profitability in fiscal 1999, the Company expects its level of past due payments to remain below the levels experienced in either fiscal 1997 or 1998.

Working Capital

     The Company's working capital ratio was 1.9 at July 31, 1998 and 1.6 at July 31, 1997. The change in this ratio is due to the lower level of working capital at July 31, 1998, as discussed above and below.

     Inventory levels at July 31, 1998 were down $2.6 million or 9.5% from July 31, 1997. This decrease resulted from lower sales levels during the third and fourth quarters of 1998 versus 1997. The decrease in trade payables directly relates to the decrease in inventories and the additional borrowings discussed above.

     Management expects that inventories will continue to decline during fiscal 1999. As the inventory level declines, management also expects payments to vendors to improve correspondingly. The Company does not expect substantial realization problems with this inventory.

Long-Term Debt and Revolving Credit Agreement

     At July 31, 1998, the Company's term and revolving credit loan agreement, which is more fully described in Note 3 to the Consolidated

Financial Statements, provided for interest at a rate of to 1.5% over prime with maximum borrowings of up to $26,500,000 on the revolving line of credit.

     In August and December 1997, the Company expanded the borrowings available under its term and revolving credit loan agreements. This amended financing package included an additional $5 million of term loans and up to $3 million of additional borrowings under its revolving line of credit secured by certain inventories and receivables located outside the United States. Of the additional $5 million of term loans, $1.8 million was repaid during fiscal 1998.

     In November 1998, the Company's financing package was amended to allow for additional term loan of $1.8 million. As discussed above, the Company has two options for repayment of this additional advance; 1) repayment of the entire $1.8 million advance in February 1999 with monthly payments of $80,000 beginning in March 1999, or 2) amortize entire $4.8 million (including the additional advance of $1.8 million) term loan with principal payments of $80,000 in March 1999.

Capital Expenditures

     Capital expenditures were $3,968,000, $3,790,000, and $1,304,000 for the years ended July 31, 1996, 1997, and 1998, respectively. Of the fiscal 1998 total, substantially all of this amount was related to production equipment and tooling.

Effects of Inflation

     A significant portion of the Company's costs and expenses consist of materials, supplies, salaries, and wages that are affected by inflation. Due to the intense market pressures on prices, the Company does not believe that it will be able to pass on inflationary increases in its selling prices. Accordingly, the Company concentrates on changes in design, manufacturing process, material scheduling, and sourcing to help contain costs. The Company does not expect that the effects of inflation will have a significant impact on its profitability in the near future. Additionally, a significant portion of the Company's raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.

Recently-Issued Accounting Principles

     The Company adopted the provision of SFAS No. 128, Earnings Per Share, effective for the year ended July 31, 1998. This Statement establishes new standards for computing and presenting earnings per share and requires restatement for all prior period earnings per share data. The adoption of this Statement resulted in the dual presentation of basic and diluted earnings per share on the Company's income statement. In accordance with this statement, the Company has applied these provisions on a retroactive basis.

     The Company adopted the provisions of SFAS No. 129, Disclosures of Information about Capital Structure, effective for the year ended July 31, 1998. This Statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this Statement has no material effect of the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that is Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of July 31, 1998, the Company had no outstanding derivative instruments.

Year 2000 Compliance

     The Company is taking appropriate steps to ensure that its computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of evaluating its computer systems to identify those that could be effected by this issue. All significant systems have been tested and an implementation plan is in place to address and resolve any issues by August 1999. The Company is also communicating with key suppliers and vendors to coordinate year 2000 compliance. The costs associated with ensuring that the Company's systems are year 2000 compliant are expected to approximate $500,000 and will be incurred during the fiscal year 1999. The Company believes that the year 2000 issue will not pose significant operational problems for the Company's computer systems, and therefore, will not have a significant impact on the operations of the Company.

     The highest risk area for the Company related to the year 2000 issues is noncompliance by third parties. At this time, the most reasonably likely worst case scenario would be year 2000 noncompliance by third parties that comprised a significant level of business conducted with the Company. Depending upon the level of noncompliance, the Company could be adversely impacted by such things as communication problems with third parties, including order processing, purchase order placement and/or scheduling problems related to the manufacturing of the Company's products. The major risk areas associated with third party noncompliance have been identified. As the year 2000 compliance process continues, the Company will develop contingency plans that it deems necessary based on its evaluations of third party readiness. No such contingency plans have been developed to date. Based upon its assessment of third party assurances at this time, the Company does not anticipate any material disruptions in its business activities as a result of third party year 2000 noncompliance, although it cannot be certain that such disruptions will not occur.

Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See note 3 to the consolidated financial statements for details on the Company's long-term debt.

Outlook

     The Company anticipates a return to profitability in fiscal 1999, primarily as the result of addressing operational issues which have plagued the Company in 1997 and 1998, continuing favorable economic and favorable market conditions, market acceptance of the Company's new, less restrictive distribution programs and its 1999 product offering, and lower manufacturing cost related to continuing efficiencies from the Company's Mexico manufacturing facility. Management currently anticipates positive cash flows from operations in fiscal 1999 based on attaining current projections for net income and inventory levels. The Company is expecting additional new products to contribute significantly to the 1999 net sales projections. All of these models are currently in production. The expectation for returned profitability based on the above factors constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company believes that these forecasts are based on reasonable assumptions, however, no assurances can be given that these goals will be achieved. If the Company experiences production delays due to raw materials shortages or unforeseen competitive pressures, this could have a material adverse affect on current projections. Also, because of the dynamic environment in which the Company operates, one or more key factors which are discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.

Item 8.   Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Supplementary Data are indexed in
Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.


Item 11.  Executive Compensation

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting.


                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a)  Financial Statements and Exhibits:

                                                                           Page
                                                                           ----
          1.   Consolidated Financial Statements:

                 Index to Consolidated Financial Statements                 F-1

                 Report of Independent Public Accountants                   F-2

               Consolidated Balance Sheets - July 31, 1997 and 1998         F-3

                 Consolidated Statements of Income (Loss) for the Years
                   Ended July 31, 1996, 1997, and 1998                      F-4

                 Consolidated Statements of Stockholders' Equity for the
                   Years Ended July 31, 1996, 1997, and 1998                F-5

                 Consolidated Statements of Cash Flows for the Years
                   Ended July 31, 1996, 1997, and 1998                      F-6

                 Notes to Consolidated Financial Statements
                   for the Years Ended July 31, 1996, 1997, and 1998        F-7

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

               10.22 Second Amendment to Loan and Security Agreement dated
                     November 1, 1996, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), which is incorporated herein by reference thereto.

               10.23 Third Amendment to Loan and Security Agreement dated
                     December 31, 1996, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), which is incorporated herein by reference thereto.

               10.24 Fourth Amendment to Loan and Security Agreement dated
                     August 14, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), which is incorporated herein by reference thereto.

               10.25 Fifth Amendment to Loan and Security Agreement dated August
                     25, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), which is incorporated herein by reference thereto.

               10.26 Sixth Amendment to Loan and Security Agreement dated August
                     28, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

               10.27 Seventh Amendment to Loan and Security Agreement dated
                     November 6, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

               10.28 Eighth Amendment to Loan and Security Agreement dated
                     December 9, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

               10.29 Ninth Amendment to Loan and Security Agreement dated
                     September 14, 1998, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

               10.30 Tenth Amendment to Loan and Security Agreement dated
                     November 12, 1998, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), filed herewith.

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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed for the three months ended July 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LOWRANCE ELECTRONICS, INC.


DATE:    November 12, 1998         BY:/s/ Darrell J. Lowrance
       --------------------------     -------------------------------------
                                       Darrell J. Lowrance,
                                       President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:


/s/ Darrell J. Lowrance       President, Chief Executive       November 12, 1998
---------------------------   Officer, and Director
Darrell J. Lowrance           (Principal Executive Officer)




/s/ Mark C. Wilmoth           Vice President of Finance and    November 12, 1998
---------------------------   Chief Financial Officer
Mark C. Wilmoth               (Principal Financial Officer and
                              Principal Accounting Officer)




/s/ Alpo F. Crane             Director                         November 12, 1998
---------------------------
Alpo F. Crane



/s/ Willard P. Britton        Director                         November 12, 1998
---------------------------
Willard P. Britton



/s/ Peter F. Foley, III       Director                         November 12, 1998
---------------------------
Peter F. Foley, III



/s/ Ronald G. Weber           Executive Vice President of      November 12, 1998
---------------------------   Technology and Engineering
Ronald G. Weber               and Director



/s/ Robert F. Biolchini       Secretary and Director           November 12, 1998
---------------------------
Robert F. Biolchini

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
---------------------------------------------------------------------

Report of Independent Public Accountants                          F-2

Consolidated Balance Sheets - July 31, 1997 and 1998              F-3

Consolidated Statements of Income (Loss) for the Years
  Ended July 31, 1996, 1997, and 1998                             F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1996, 1997, and 1998                       F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1996, 1997, and 1998                                   F-6

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 1996, 1997, and 1998                                   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of LOWRANCE ELECTRONICS, INC., (a Delaware corporation) and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc., and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP



Tulsa, Oklahoma
October 9, 1998

                           LOWRANCE ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     JULY 31,
                                                ----------------
                                                  1997     1998
                                                  ----     ----

                                                 (in thousands)

CURRENT ASSETS:
 Cash and cash equivalent                       $   866  $   637
 Trade accounts receivable, net of reserves
   of $907,000 in 1997 and $683,000 in 1998      16,346   13,742
 Inventories (Note 2)                            27,880   25,224
 Current deferred income taxes                    1,587    1,457
 Prepaid expenses                                   400      610
 Income tax refund receivable                       957        -
                                                -------  -------
     Total current assets                        48,036   41,670

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)     11,209    9,891

OTHER ASSETS                                      1,106      277

DEFERRED INCOME TAXES                             1,015      409
                                                -------  -------

                                                $61,366  $52,247
                                                =======  =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt           $ 4,149  $ 3,498
 Accounts payable                                21,496   15,026
 Accrued liabilities:
   Compensation and benefits                      2,664    1,729
   Product costs                                  1,076    1,130
   Other                                            853      654
                                                -------  -------
     Total current liabilities                   30,238   22,037
                                                -------  -------

LONG-TERM DEBT, less current maturities
  (Note 3)                                       21,176   23,038
                                                -------  -------

SERIES "A" REDEEMABLE PREFERRED STOCK,
   $.50 par value, 70,000 shares
   authorized and issued (Note 5)                     -        -

STOCKHOLDERS' EQUITY, per accompanying
 statements (Note 5):
 Preferred stock, no par value, 230,000
   shares authorized, none issued                     -        -
 Common stock, $.10 par value, 10,000,000
   shares authorized, 3,352,458 shares
   issued in 1997 and 3,768,796 shares
   issued in 1998                                   335      377
 Paid-in capital                                  5,600    7,073
 Retained earnings                                4,214      219
 Foreign currency translation adjustment           (197)    (497)
                                                -------  -------
     Total stockholders' equity                   9,952    7,172
                                                -------  -------
                                                $61,366  $52,247
                                                =======  =======

The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                               FOR THE YEARS ENDED JULY 31,
                                          -------------------------------------
                                            1996          1997           1998
                                          -------       --------        -------
                                        (in thousands, except per share amounts)
NET SALES                                 $94,579       $104,659        $91,706
COST OF SALES                              62,591         77,778         66,061
                                          -------       --------        -------

 Gross profit                              31,988         26,881         25,645
                                          -------       --------        -------

OPERATING EXPENSES:
 Selling and administrative                23,285         26,894         21,220
 Research and development                   3,439          3,936          2,650
                                          -------       --------        -------

 Total operating expenses                  26,724         30,830         23,870
                                          -------       --------        -------

 Operating income (loss)                    5,264         (3,949)         1,775
                                          -------       --------        -------

OTHER EXPENSES:
 Interest                                   1,881          2,398          3,509
 Other                                      1,184          1,530          1,432
                                          -------       --------        -------

 Total other expenses                       3,065          3,928          4,941
                                          -------       --------        -------

INCOME (LOSS) BEFORE INCOME TAXES           2,199         (7,877)        (3,166)

PROVISION (BENEFIT) FOR INCOME
 TAXES (Note 7)                               456         (2,687)           829
                                          -------       --------        -------

NET INCOME (LOSS)                         $ 1,743       $ (5,190)       $(3,995)
                                          =======       ========        =======

NET INCOME (LOSS) PER COMMON SHARE
 (Note 5)

 Basic                                    $   .52       $  (1.55)       $ (1.11)
                                          =======       ========        =======

 Diluted                                  $   .51       $  (1.55)       $ (1.11)
                                          =======       ========        =======

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 5)

 Basic                                      3,352          3,352          3,608
                                          =======       ========        =======

 Diluted                                    3,387          3,352          3,608
                                          =======       ========        =======





 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998
                                   (NOTE 5)


                                                                  Foreign
                             Common Stock                         Currency
                            --------------  Paid-In  Retained   Translation
                            Shares  Amount  Capital  Earnings    Adjustment
                            ------  ------  -------  ---------  ------------
                                             (in thousands)

Balance -
  July 31, 1995              3,352    $335   $5,600   $ 7,661         $(144)
Net income                       -       -        -     1,743             -
Foreign currency
  translation adjustment         -       -        -         -             1
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1996              3,352     335    5,600     9,404          (143)
Net loss                         -       -        -    (5,190)            -
Foreign currency
  translation adjustment         -       -        -         -           (54)
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1997              3,352     335    5,600     4,214          (197)
Net loss                         -       -        -    (3,995)            -
Exercise of common stock
  options                       75       7      196         -             -
Issuance of common stock       341      35    1,277         -             -
Foreign currency
  translation adjustment         -       -        -         -          (300)
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1998              3,768    $377   $7,073   $   219         $(497)
                            ======  ======  =======   =======         =====


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Note 8)

                                                  FOR THE YEARS ENDED JULY 31,
                                                -------------------------------
                                                  1996       1997       1998
                                                --------   --------   --------
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $  1,743   $ (5,190)  $ (3,995)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Depreciation and amortization                    2,561      2,837      2,897
  (Gain)loss on sale of fixed assets                  55         (7)        (2)
  Foreign currency translation adjustment              1        (54)      (300)
 Change in operating assets and liabilities:
  (Increase)decrease in trade accounts
   receivable                                     (2,156)    (3,525)     2,604
  (Increase)decrease in inventories               (2,797)    (7,107)     2,656
  Decrease (increase) in
   income tax refund receivable                        -       (957)       957
  (Increase)decrease in prepaid expenses
   and deferred income taxes                         (55)    (1,633)       526
  (Increase)decrease in other assets                (467)      (396)       555
  Increase(decrease) in accounts payable             664     13,338     (6,470)
  Increase(decrease) in accrued liabilities         (855)       129     (1,080)
                                                --------   --------   --------

  Net cash used in operating activities           (1,306)    (2,565)    (1,652)
                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                             (1,942)    (2,722)      (583)
 Proceeds from sale of property, plant
  and equipment                                        2          -          -
                                                --------   --------   --------

  Net cash used in investing activities           (1,940)    (2,722)      (583)
                                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                  96,406    104,213     93,397
 Repayments of borrowings under line of
  credit                                         (92,574)   (97,117)   (94,613)
 Borrowings under term loan                        1,507        500      5,000
 Principal payments on term loan and
  capital lease obligations                       (2,115)    (2,064)    (3,293)
 Proceeds from issuance of common stock                -          -      1,515
                                                --------   --------   --------

  Net cash provided by
    financing activities                           3,224      5,532      2,006
                                                --------   --------   --------

  Net increase(decrease)in cash and
    cash equivalent                                  (22)       245       (229)
CASH AND CASH EQUIVALENT - beginning of year         643        621        866
                                                --------   --------   --------

CASH AND CASH EQUIVALENT - end of year          $    621   $    866   $    637
                                                ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998


(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -
     Lowrance Electronics, Inc., and subsidiaries (the Company) design, manufacture, market and distribute sonars (also known as depth-sounders and fish-finders), global positioning system (GPS) navigational equipment and other marine electronic products and various related accessories. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company's GPS receivers are used in a variety of marine and non-marine applications, including aviation, hunting, hiking and backpacking.

     During fiscal 1997 and 1998, the Company incurred significant operating losses and for the last three fiscal years has had net cash outflows from operations. In response to the operating results, the Company has addressed operational problems related to the start-up of it's Mexico manufacturing facility and related manufacturing operations which are still located in Tulsa, Oklahoma. The Company has refocused its sales and marketing efforts to, 1) minimize restrictions on the distribution of some of its more popular products under the Lowrance brand name, and 2) increase expenditures for print advertising and boat show attendance which had decreased significantly in fiscal 1998. In addition, as discussed in Note 3, the Company and its primary lender amended the credit agreement to provide for an additional $1.8 million advance under an existing loan to meet short-term vendor requirements related to past due payables.

     Management believes that cash provided by operations and borrowings available under the amended credit agreement will provide the Company with adequate cash flow to meet its obligations. However, no assurances can be given that the operating goals will be achieved.

     Principles of Consolidation -
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     Property and Depreciation -
     Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets range from two to fifteen years. Fully depreciated property and equipment with a cost of approximately $16 million is still in use as of July 31, 1998.

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

     Research and Development Costs -
     Costs associated with the development of new products and changes to existing products are charged to expense as incurred and include an allocation of indirect costs.

     Foreign Currency Translations -
     Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in the cumulative translation adjustment in the equity section of the consolidated balance sheet. Transaction gains and losses are included in net income (loss).

     Derivatives -
     The Company uses forward sales contracts to hedge against losses due to changes in foreign currencies. Gains and losses realized from the contracts are recognized currently as other income or expense. Gains and losses resulting from the contracts have not had a material impact on the Company's results of operations. There are no open forward sales contracts at July 31, 1998.

     Use of Estimates in the Preparation of Financial Statements -
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accrued Product Costs -
     Product Warranties - The majority of the Company's sales are made under a one-year product warranty. A provision is made at the time of sale for the estimated future warranty costs.

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

     Cash and Cash Equivalent -
     For purposes of the Consolidated Statements of Cash Flows, the Company considers only certificates of deposit with a maturity of three months or less to be cash equivalents.

     Advertising -
     Advertising costs are expensed as incurred. The Company expensed approximately $2,500,000, $4,200,000 and $2,700,000 during the years 1996,
     1997 and 1998, respectively, for advertising.

     Fair Value of Financial Instruments -
     Cash and cash equivalents, accounts receivable and accounts payable - The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

     Long-Term Debt and Revolving Credit Line - The amounts outstanding under the Company's term loan and revolving credit line bear interest at current market rates, thus their carrying amounts approximate fair market value. Interest rates underlying capitalized equipment leases approximate current market rates.

     Recently Issued Accounting Principles

     The Company adopted the provision of SFAS No. 128, Earnings Per Share, effective for the year ended July 31, 1998. This Statement establishes new standards for computing and presenting earnings per share and requires restatement for all prior period earnings per share data. The adoption of this Statement resulted in the dual presentation of basic and diluted earnings per share on the Company's income statement. In accordance with this statement, the Company has applied these provisions on a retroactive basis. The adoption of this Statement did not cause a material difference between previously reported and restated earnings (loss) per share information for the years ended July 31, 1996 and 1997.

     The Company adopted the provisions of SFAS No. 129, Disclosures of Information about Capital Structure, effective for the year ended July 31, 1998. This Statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this Statement will have a significant effect on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to
     (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of July 31, 1998, the Company had no outstanding derivative instruments.

     Reclassifications -
     Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2)  BALANCE SHEET DETAIL

     Inventories -
     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                      1997      1998
                                                    -------   -------
                                                      (in thousands)
      Raw materials                                 $ 9,928   $ 6,127
      Work-in-process                                 9,327     4,820
      Finished goods                                  9,851    15,887
      Excess, obsolete, and realization reserves     (1,226)   (1,610)
                                                    -------   -------

       Total inventories                            $27,880   $25,224
                                                    =======   =======


    Property, Plant, and Equipment -                  1997      1998
                                                    -------   -------
                                                      (in thousands)
      Land                                          $   557   $   557
      Building and improvements                       4,470     4,354
      Machinery and equipment                        23,607    24,990
      Office furniture and fixtures                   5,152     5,141
                                                    -------   -------
                                                     33,786    35,042
      Less - accumulated depreciation                22,577    25,151
                                                    -------   -------
       Net property, plant, and equipment           $11,209   $ 9,891
                                                    =======   =======

    The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:

                                                      1997      1998
                                                    -------   -------
                                                      (in thousands)
      Machinery and equipment                       $ 5,856   $ 5,438
      Office furniture and fixtures                   1,086     1,007
                                                    -------   -------
                                                      6,942     6,445
      Less - accumulated depreciation                 2,785     3,234
                                                    -------   -------
       Net property, plant, and equipment
         under capitalized leases                   $ 4,157   $ 3,211
                                                    =======   =======


    Reserve for Doubtful Accounts and Sales           1997      1998
                                                    -------   -------
      Returns                                         (in thousands)
      Balance, beginning of period                  $   539   $   907
      Charged to expense                                437       329
      Net (write-offs) recoveries                       (69)     (553)
                                                    -------   -------
      Balance, end of period                        $   907   $   683
                                                    =======   =======

    Excess, Obsolete, and Realization Reserve
      Balance, beginning of period                  $   676   $ 1,226
      Charged to expense                                773     1,190
      Net (write-offs) recoveries                      (223)     (806)
                                                    -------   -------
      Balance, end of period                        $ 1,226   $ 1,610
                                                    =======   =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE


    Long-term debt and the revolving credit line are summarized below:


                                                      1997      1998
                                                    -------   -------
                                                      (in thousands)

      Revolving credit line                         $18,621   $17,404
      Term loans                                      2,487     5,410
      Capitalized equipment lease
       obligations, payable in monthly
       installments of approximately
       $135,000, including interest at
       rates from 7% to 11%, with final
       payments ranging from August 1998
       through November 2001                          4,217     3,722
                                                    -------   -------
                                                     25,325    26,536
      Less - current maturities                       4,149     3,498
                                                    -------   -------

       Total long-term debt                         $21,176   $23,038
                                                    =======   =======

    Future maturities of the above debt obligations at July 31, 1998, are approximately $3,498,000, $1,949,000, $20,897,000, and $192,000 for the
    years ending July 31, 1999 through 2002, respectively.


    At July 31, 1997, the Company had a $30 million financing package which consisted of a $3.5 million term loan together with a $26.5 million revolving credit line. The revolving credit line provided for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of prime plus .75%. Borrowing against inventories was limited to $12 million in total.

    During August and December 1997, and September and November 1998, the Company's financing package was amended. Significant provisions of the amendments included: 1) the due date was extended to December 2000, 2) an additional term loan of $4,000,000 was funded with a required $800,000 principal payment which was made in May 1998 and additional principal payments of $66,666 beginning monthly in August 1998, with an interest rate of prime plus 1.5%. Total monthly principle payments on the term loans are now $89,833, 3) an additional $1,000,000 was funded on the term loan which was subsequently repaid in July 1998, 4) up to an additional $3,000,000 in borrowings were made available under the revolving line of credit secured by certain inventories and receivables located outside the United States, 5) the interest rate on the revolving line of credit was increased to prime plus 1.5% from prime plus .75%, 6) the total facility was increased from $30,000,000 to $33,911,000, and 7)in November 1998, an additional advance of $1.8 million on an existing term loan was funded. The Company has two repayment options; (A) repayment of the $1.8 million advance in February 1999, or (B) amortize the entire $4.8 million term loan (including the $1.8 million advance) over 60 months beginning in March 1999 with a due date of December 2000. Under either option, principal payments of $80,000 per month are required beginning in March 1999.

    Current maturities for the revolving credit line are estimated based on future results and collateral limitations. The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

    The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the level of operating leases, and limits capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated.

    The Company's indebtedness is collateralized by substantially all of the Company's assets. The Company had unfunded outstanding checks at July 31, 1997 and 1998 of $1.6 million and 1.3 million, respectively. These outstanding checks are included in accounts payable.

    Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                            Years Ended July 31,
                                       -----------------------------
                                         1996       1997       1998
                                       -------    -------    -------
                                              (in thousands)
     Highest amount borrowed           $15,773    $24,095    $20,872
     Average amount borrowed           $11,850    $16,202    $18,025
     Weighted average interest rate        9.2%       9.1%      10.4%

(4)  LEASES


     Capital Leases -
     Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets (See Note 3).

     The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 1998, (in thousands):

       Years ending July 31:
          1999                                                       $1,730
          2000                                                        1,031
          2001                                                        1,297
          2002                                                          195
                                                                     ------
       Total minimum lease payments                                   4,253
       Less amounts representing interest                               531
                                                                     ------

       Present value of net minimum lease payments                   $3,722
                                                                     ======

       Current portion of obligations under
        capital leases                                               $1,424

       Long-term portion of obligations under
         capital leases                                              $2,298

     Operating Leases -

     During 1996, 1997 and 1998, the Company recorded $1,119,000, $1,765,000 and
     $1,889,000, respectively, of expense related to operating leases.

     At July 31, 1998, future minimum rental payments for operating leases totaled $7,183,000. On August 30, 1996, the Company entered into a ten year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The lease has a fair market purchase option after three years and accordingly was accounted for as an operating lease. Payments for this facility are approximately $46,500 per month and began November 1, 1996. The lease also includes rent escalations of 3% per year beginning in October 1998. Total future minimum rental payments under operating leases for the years ending July 31, 1999 through July 31, 2003 (including the rental for the Mexican facility assuming the purchase option is not exercised) are approximately $1,622,000, $1,228,000, $813,000, $709,000, and $644,000, respectively, and
     $2,167,000 thereafter.

(5)  STOCKHOLDERS' EQUITY AND RELATED ITEMS

     The Company's 1989 Stock Option Plan provides for a maximum of 400,000 common shares available for issue. Options and stock appreciation rights granted cannot have terms greater than ten years. The Plan provides for non-qualified stock options to be granted at an option price of not less than 100% of the fair market value of the Company's Common Stock at the date of grant.

     Following is a summary of outstanding and exercisable options under the Plan as of July 31 for the respective years set forth below:

                                       1996    1997
                                      ------  ------
      Total outstanding               75,000  75,000
      Average option price             $2.71   $2.71


     In 1998, all 75,000 outstanding common stock options were exercised at a weighted average price of $2.71 per share. No additional options were granted.

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

     During fiscal 1998, members of the Company's Board of Directors purchased 341,338 shares of newly issued, unregistered and restricted common stock in a private placement for $1,310,738 in cash.

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

                                     1996     1997      1998
                                    ------  --------  --------
      NET INCOME (LOSS):
           As reported              $1,743  $(5,190)  $(3,995)
           Pro forma                 1,711   (5,344)   (4,144)

      EARNINGS (LOSS) PER SHARE:
           Basic-as reported        $  .52  $ (1.55)  $ (1.11)
           Diluted-as reported         .51    (1.55)    (1.11)
           Pro forma-Basic             .51    (1.59)    (1.15)
           Pro forma-Diluted           .51    (1.59)    (1.15)

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

(6) RETIREMENT PLANS

    Substantially all U.S. Company employees participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1996, 1997, and 1998 were approximately $586,000, $678,000, and $462,000, respectively.

(7) INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                              Years Ended July 31,
                                             ----------------------
                                              1996     1997    1998
                                             -----    -----   -----
                                                 (in thousands)
       Current                               $ 365  $  (823)  $  93
       Deferred                                 91   (1,864)    736
                                             -----  -------   -----

         Total                               $ 456  $(2,687)  $ 829
                                             =====  =======   =====

    The provision (benefit) for income taxes differs from the amount calculated by multiplying income (loss) before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                          Years Ended July 31,
                                        ------------------------
                                         1996     1997     1998
                                        ------  --------  ------
      Statutory rate                     34.0%    (34.0)%  (34.0)%
      Change in valuation allowance         -         -     63.2
      Foreign income taxes                  -        .9      2.8
      State income taxes                 (3.8)      (.9)    (2.3)
      Refunds of prior year taxes
       and related adjustments           (8.6)        -        -
      Research & development credits        -         -     (1.4)
      Other                               (.9)      (.1)    (2.1)
                                        ------  --------  ------

      Effective rate                     20.7%    (34.1)%   26.2%
                                        ======  ========  =======

    The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company had a net operating loss carryforward of approximately $5.6 million and $9.3 million at July 31, 1997 and July 31, 1998, which expires July 31, 2012 and July 31, 2013. After the completion of the fourth quarter of fiscal 1998, the Company determined that a valuation allowance of $2,000,000 against the net operating loss carryforward was necessary as of July 31, 1998. Statement No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                                    1997     1998
                                                   ------  --------
                                                    (in thousands)
       Deferred tax assets -
         Reserves for product costs                $  412  $   466
         Reserves for compensation and benefits       620      499
         State tax credit carryforwards               314      286
         Accounts receivable reserves                 183      142
         Other accruals                                58       64
         NOL carryforward                           1,961    3,457
                                                   ------  -------
                                                   $3,548  $ 4,914
         Less: valuation allowance                      -   (2,000)
                                                   ------  -------
         Net deferred tax asset                     3,548    2,914
                                                   ======  =======

       Deferred tax liabilities -
         Depreciation                              $  946  $ 1,048
                                                   ======  =======

(8)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company acquired approximately $2,026,000, $1,068,000 and $721,000 in equipment under capital lease obligations during 1996, 1997, and 1998. These transactions were accounted for as non-cash investing and financing activities, and therefore, are not included in the Consolidated Statements of Cash Flows. Interest of approximately $1,881,000, $2,398,000 and $3,422,000 was paid during 1996, 1997, and 1998, respectively. Income tax payments for 1996 were $541,000. No income tax payments were made in 1997 or 1998. An income tax refund of $957,000 was received in 1998.

(9)  SALES BY GEOGRAPHIC REGION

     The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic, export, and foreign sales:

                             1996      1997      1998
                            -------  --------   -------
                                  (in thousands)
        Net sales:
          Domestic          $74,560  $ 79,217   $69,376
          Export sales        9,598    12,010    10,116
          Foreign sales      10,421    13,432    12,214
                            -------  --------   -------

            Total           $94,579  $104,659   $91,706
                            =======  ========   =======

     The majority of export and foreign sales are concentrated in Canada, Australia and Europe.

(10) SALES TO A MAJOR CUSTOMER

     During 1996 and 1997, one customer accounted for approximately 14% and 10%, respectively, of consolidated net sales in each year. No other customer accounted for 10% or more of consolidated net sales in 1996, 1997, or 1998.

(11) CONCENTRATIONS OF CREDIT RISK

     The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 1998.

     At July 31, 1997 and 1998, trade receivables related to these group concentrations were:

                                    1997                   1998
                                    ----                   ----

       Marine                        42%                    45%
       Non-Marine                    58%                    55%