Form 10-Q
period 1998-10-31
LOWRANCE ELECTRONICS INC
filed 1998-12-15
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

           --------------------------------------------------------

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          -----     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 31, 1998

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

At October 31, 1998, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION

   ITEM 1.   Condensed Consolidated Balance Sheets -
                October 31, 1998, 1997, and July 31, 1998.............      3

             Condensed Consolidated Statements of Operations -
                Three Months Ended October 31, 1998 and 1997..........      4

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended October 31, 1998 and 1997..........      5

             Notes to Condensed Consolidated Financial Statements.....   6- 8

   ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........   9-10


PART II.  OTHER INFORMATION

   ITEM 1.   Legal Proceedings........................................     11

   ITEM 2.   Changes in Securities....................................     11

   ITEM 3.   Defaults Upon Senior Securities..........................     11

   ITEM 4.   Submission of Matters to a Vote of Security Holders......     11

   ITEM 5.   Other Information........................................     11

   ITEM 6.   Exhibits and Reports on Form 8-K.........................     11

   SIGNATURES.........................................................     12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (Unaudited)

                                                           Oct. 31,       Oct. 31,       July 31,
                                                            1998           1997            1998
                                                         -----------    -----------     ---------
                                                                      (In thousands)
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $   423       $ 1,376        $   637
  Accounts receivable, less allowances                       13,015        14,057         13,742
  Inventories (Note 2)                                       21,632        24,777         25,224
  Prepaid expenses                                              492           674            610
  Current deferred income taxes                               1,457         1,587          1,457
                                                            -------       -------        -------

     Total current assets                                   $37,019       $42,471        $41,670

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)                  9,367        10,636          9,891

OTHER ASSETS                                                    209           506            277

DEFERRED INCOME TAXES                                         1,221         1,015            409
                                                            -------       -------        -------

                                                            $47,816       $54,628        $52,247
                                                            =======       =======        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)             $ 3,186       $ 4,468        $ 3,498
  Accounts payable                                           11,799        14,364         15,026
  Accrued liabilities                                         3,884         4,054          3,513
                                                            -------       -------        -------

     Total current liabilities                              $18,869       $22,886        $22,037

LONG-TERM DEBT, less current
  maturities (Note 3)                                        22,938        22,651         23,038

Series "A" Redeemable Preferred Stock, $.50 par
value, 70,000 shares authorized and issued                        -             -              -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 authorized, none issued                -             -              -
  Common stock, $.10 par value,
     10,000,000 shares authorized, 3,768,796 shares
     issued at July 31 and October 31, 1998, and
     3,352,458 shares issued at October 31, 1997            $   377       $   335        $   377
  Paid-in capital                                             7,073         5,600          7,073
  Retained earnings                                          (1,089)        3,376            219
  Foreign currency translation adjustment                      (352)         (220)          (497)
                                                            -------       -------        -------

     Total stockholders' equity                             $ 6,009       $ 9,091        $ 7,172
                                                            -------       -------        -------

                                                            $47,816       $54,628        $52,247
                                                            =======       =======        =======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                               Three Months Ended
                                             -----------------------
                                             Oct. 31,        Oct. 31,
                                               1998            1997
                                             -------         -------
                                                  (in thousands)

NET SALES                                    $16,208         $20,039

COST OF SALES                                 11,275          14,698
                                             -------         -------

  Gross profit                               $ 4,933         $ 5,341

OPERATING EXPENSES:
 Selling and administrative                  $ 4,859         $ 4,796
 Severance Costs                                 527               -
 Research and development                        617             790
                                             -------         -------

  Total operating expenses                   $ 6,003         $ 5,586
                                             -------         -------

  Operating loss                             $(1,070)        $  (245)
                                             -------         -------

OTHER EXPENSES:
 Interest expense                            $   742         $   741
 Other, net                                      264             304
                                             -------         -------

  Total other expenses                       $ 1,006         $ 1,045
                                             -------         -------

LOSS BEFORE
 INCOME TAXES                                $(2,076)        $(1,290)

BENEFIT FOR
 INCOME TAXES                                   (768)           (452)
                                             -------         -------

NET LOSS                                     $(1,308)        $  (838)
                                             =======         =======

LOSS PER BASIC AND DILUTED COMMON SHARE:

NET LOSS PER BASIC AND DILUTED SHARE         $  (.35)        $  (.25)
                                             =======         =======


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (BASIC AND DILUTED)        3,768           3,352
                                             =======         =======


DIVIDENDS                                       NONE            NONE
                                             =======         =======



  The accompanying notes are an integral part of these condensed consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (Unaudited) (Note 5)

                                                           Three Months Ended
                                                        -----------------------
                                                        October 31,  October 31,
                                                           1998         1997
                                                        ---------    ----------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Loss                                               $ (1,308)     $   (838)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                             747           764
   Loss on retirement of fixed assets                         12            (1)
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                           727         2,289
   Decrease in inventories                                 3,592         3,103
   Decrease (increase) in prepaids, deferred
     income taxes, and other assets                         (694)        1,215
   Decrease in liabilities and other                      (2,711)       (7,694)
                                                        --------      --------

   Net cash (used in) provided by operating activities  $    365      $ (1,162)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                   $   (167)     $   (122)
                                                        --------      --------

   Net cash used in investing activities                $   (167)     $   (122)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

 Borrowings under lines of credit                       $ 16,702      $ 21 655
 Repayments of borrowings under lines of credit          (16,538)      (23,503)
 Borrowings under new term loan agreement                      -         4,000
 Principal payments on term loans and capital
   lease obligations                                        (576)         (358)
                                                        --------      --------

   Net cash (used in) provided by financing
      activities                                        $   (412)     $  1,794
                                                        --------      --------

   Net (decrease) increase in cash and cash
      equivalents                                       $   (214)     $    510

CASH AND CASH EQUIVALENTS - beginning of period              637           866
                                                        --------      --------

CASH AND CASH EQUIVALENTS - end of period               $    423      $  1,376
                                                        ========      ========


        The accompanying notes are an integral part of these condensed consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 1998, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. Certain reclassifications have been made to the October 31, 1997, consolidated financial statements to conform to the October 31, 1998, consolidated financial statements. These reclassifications had no impact on the net loss. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   Oct. 31,   Oct. 31,  July 31,
                                                     1998       1997      1998
                                                   -------    -------   -------
                                                          (in thousands)

        Raw materials                              $ 5,818    $ 9,053   $ 6,127
        Work-in-process                              3,278      5,568     4,820
        Finished goods                              14,098     11,299    15,887
        Excess, obsolete, and realization reserves  (1,562)    (1,143)   (1,610)
                                                   -------    -------   -------
        Total inventories                          $21,632    $24,777   $25,224
                                                   =======    =======   =======

     Property, Plant, and Equipment, Net -
     -----------------------------------

        Land                                       $   557    $   557   $   557
        Building and improvements                    4,498      4,470     4,354
        Machinery and equipment                     24,962     23,736    24,990
        Office furniture and equipment               3,500      5,146     5,141
                                                   -------    -------   -------
                                                   $33,517    $33,909   $35,042

        Less - accumulated depreciation             24,150     23,273    25,151
                                                   -------    -------   -------

        Net property, plant, and equipment         $ 9,367    $10,636   $ 9,891
                                                   =======    =======   =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                    Oct. 31,  Oct. 31,  July 31,
                                                      1998      1997      1998
                                                    --------  --------  --------
                                                           (in thousands)

     Revolving credit line                           $17,568   $16,773   $17,404
     Term loan                                         5,207     6,418     5,410
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $124,000 including interest at rates
       from 7% to 11%, with final payments ranging
       from January 1999 through November 2001         3,349     3,928     3,722
                                                     -------   -------   -------
                                                     $26,124   $27,119   $26,536

     Less - current maturities                         3,186     4,468     3,498
                                                     -------   -------   -------

     Total long-term debt                            $22,938   $22,651   $23,038
                                                     =======   =======   =======


     Future maturities of the above debt obligations at October 31, 1998, are $3,186,000, $2,476,000, $20,433,000, and $29,000 for the years ending
     October 31, 1999 through 2002, respectively.

     At July 31, 1998, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of prime plus 1.5%. Borrowing against inventories are limited to $13 million in total.

     During September and November 1998, the Company's financing package was amended. Significant provisions of the amendments included 1) an additional advance of $1.8 million on an existing term loan. The Company has two repayment options; (A) repayment of the $1.8 million advance in February 1999, or (B) amortize the entire $4.8 million term loan (including the $1.8 million advance) over 60 months beginning in March 1999 with a due date of December 2000. Under either option, principal payments of $80,000 per month are required beginning in March 1999, and 2) changes in certain financial covenants.

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

(4)  STOCKHOLDERS' EQUITY

     During the three months ended October 31, 1998, stockholders' equity changed for the following items: Net loss of $1,308,000 and a $145,000 decrease in the negative Foreign Currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the three months ended October 31, 1998, and October 31, 1997, the Company paid interest of approximately $716,000 and $740,000, respectively.

(6)  SEVERANCE COSTS

     During the first quarter of fiscal 1999, the Company recognized $527,000 in severance costs related to Tulsa workforce reductions. The efforts are aimed at reducing costs through headcount elimination as well as the transferring of certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees effected was sixty nine. Through October 31, approximately thirty employees had been terminated and payments of $152,000 had been made. The remaining severance benefits are anticipated to be paid throughout the remainder of fiscal 1999.

(7)  REPORTING COMPREHENSIVE INCOME

     As of August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity.

     SFAS 130 requires foreign currency translation adjustments and certain other items, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss amounted to ($1,163) and ($861) for the three months ended October 31, 1998 and 1997, respectively. The only components of other comprehensive loss for the Company are foreign currency translation adjustments.

(8)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 13, 1998. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

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

           1      Business and Summary of Significant Accounting Policies
           4      Capital Leases
           5      Stockholders' Equity and Related Items
           6      Retirement Plans
           7      Income Taxes

PART I, ITEM 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------

Net sales for the three months ended October 31, 1998, decreased 19% compared to the same period the previous year. Unit sales which include sonar units, combination sonar/GPS navigation units and stand alone GPS navigation units decreased by approximately 10,000 units (11.8%) and the average price per unit decreased by 1.6%

Unit sales decreased primarily in the low-cost permanent mount and portable GPS products. Sales of these products were unusually high during the first quarter of fiscal 1998 due to the carrryover of unfilled orders from the fourth quarter of fiscal 1997 when the Company experienced production delays and announced price increases on these same models. The higher prices took effect during the first quarter of fiscal 1998.

Gross profit as a percentage of net sales increased 3.7% for the three months ended October 31, 1998, compared to the same period last year. This margin increase offsets the volume decrease discussed above which resulted primarily from the Company's honoring of lower prices in fiscal 1998 on certain products which were ordered by customers at the end of fiscal 1997, but not shipped until the first quarter of fiscal 1998. The prices on these models were increased in the first quarter of fiscal 1998. Additionally, the mix of products sold during the first quarter of fiscal 1999 was more heavily weighted to the Company's higher margin units.

Operating expenses, excluding severance costs, as a percentage of net sales for the three months ended October 31, 1998, were 34% compared to 28% for the same period in fiscal 1998. Total costs decreased by $110,000. The increase as a percentage of net sales relates to variable operating expenses, namely, products returns costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity are cash flow from operations and an accounts receivable and inventory line of credit. The line of credit allows the Company to borrow certain percentages of its qualifying accounts receivable and inventories. Borrowings from inventories, however, are limited to $13 million in total. The terms of the line of credit are described in Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Traditionally, the Company's near-term liquidity is at its lowest during the period August through December due to the limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, extended payment terms offered to customers to stimulate sales during the seasonally slow period. This year's liquidity is tighter than normal because of losses incurred during the previous two fiscal years. It is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months. By the end of the second quarter sales historically increase and the Company's sources of liquidity begin to improve.


During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods until after the peak selling season. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. During fiscal 1998, first and second quarter sales exceeded 1997 levels for the same periods, however, sales unexpectedly declined during the third and fourth quarters. The timing of the sales decline did not allow for reductions of shipments of raw materials from vendors. As a result, inventory levels during 1998 continued to be higher than historical levels. Inventory is expected to gradually decline throughout fiscal 1999.

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

Management expects the sources discussed above to satisfy the Company's current financing needs and expects to be at maximum borrowing limits throughout fiscal 1999. Because the line of credit will be at its maximum during this period, the Company will be required to delay payments to vendors as it has historically done. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for many years. Additionally, because of the additional financing noted above, overall lower projected inventory levels and an expected return to profitability in fiscal 1999, the Company expects its level of past due payments to remain below the levels experienced in either fiscal 1997 or 1998.

Capital expenditures were $167,000 during the first three months of fiscal 1999 compared to $122,000 for fiscal 1998.


OUTLOOK
-------

Current backlog is approximately $8.4 million compared to approximately $11 million at the same time last year. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

During fiscal 1997 and 1998, the Company incurred significant operating losses and for the last three fiscal years has had net cash outflows from operations. In response to the operating results, the Company has addressed operational problems related to the start-up of it's Mexico manufacturing facility and related manufacturing operations which are still located in Tulsa, Oklahoma.
The Company has refocused its sales and marketing efforts to, 1) minimize restrictions on the distribution of some of its more popular products under the Lowrance brand name, and 2) increase expenditures for print advertising and boat show attendance which had decreased significantly in fiscal 1998. In addition, as discussed above, the Company and its primary lender amended the credit agreement to provide for an additional $1.8 million advance under an existing loan to meet short-term vendor requirements related to past due payables.

The Company currently anticipates a return to profitability for fiscal 1999, primarily as the result of continuing favorable economic and market conditions, market acceptance of the Company's 1999 product offering, the availability of the entire product line for a full year, lower costs resulting from a full year of production in the Company's Mexico facility and lower selling and administrative costs. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, any one of which would have an adverse affect on expected results for the remainder of the year.

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


                                              LOWRANCE ELECTRONICS, INC.



                                         By:  /s/ Mark C. Wilmoth
                                              ---------------------------------
                                              Mark C. Wilmoth
                                              Vice President Finance &
                                              Chief Financial Officer



Dated:    December 15, 1998
       -----------------------