Form 10-Q
period 1999-01-31
LOWRANCE ELECTRONICS INC
filed 1999-03-17
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

           --------------------------------------------------------

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

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

                            12000 East Skelly Drive
                             Tulsa, Oklahoma 74128
                    --------------------------------------
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

                                        YES   X         NO ___
                                             ---

At January 31, 1999, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.      Condensed Consolidated Balance Sheets -
                      January 31, 1999, 1998, and July 31, 1998..................................              3

                  Consolidated Statements of Operations -
                      Three Months and Six Months Ended
                      January 31, 1999 and 1998..................................................              4

                  Consolidated Statements of Cash Flows -
                      Six Months Ended January 31, 1999 and 1998.................................              5

                  Notes to Condensed Consolidated Financial Statements...........................            6-8

     ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................           9-10


PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings..............................................................             11

     ITEM 2.      Changes in Securities..........................................................             11

     ITEM 3.      Defaults Upon Senior Securities................................................             11

     ITEM 4.      Submission of Matters to a Vote of Security Holders............................             11

     ITEM 5.      Other Information..............................................................             11

     ITEM 6.      Exhibits and Reports on Form 8-K...............................................             11


     SIGNATURES   ...............................................................................             12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (unaudited)
                                   ---------

                                                                    Jan. 31,          Jan. 31,           July 31,
                                                                      1999              1998               1998
                                                                    --------          --------           --------
                                                                                   (in thousands)
                                                     ASSETS
                                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                      $     519          $    586        $     637
     Accounts receivable, less allowances                              14,241            18,059           13,742
     Inventories (Note 2)                                              22,045            25,024           25,224
     Prepaid expenses                                                     398               616              610
     Current deferred income taxes                                      1,453             1,587            1,457
                                                                    ---------          --------        ---------

         Total current assets                                       $  38,656          $ 45,872        $  41,670

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)                            8,764            10,343            9,891

OTHER ASSETS                                                              209               722              277

DEFERRED INCOME TAXES                                                   1,553             1,664              409
                                                                    ---------          --------        ---------

                                                                    $  49,182          $ 58,601        $  52,247
                                                                    =========          ========        =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 3)                  $   3,072          $  7,070        $   3,498
     Accounts payable                                                  12,862            15,996           15,026
     Accrued liabilities                                                3,558             3,421            3,513
                                                                    ---------          --------        ---------

         Total current liabilities                                  $  19,492          $ 26,487        $  22,037

LONG-TERM DEBT, less current
     maturities (Note 3)                                               24,185            21,945           23,038

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 70,000 shares authorized and issued                         -                 -                -

STOCKHOLDERS' EQUITY:
     Preferred stock, 230,000 shares authorized,
         none issued                                                        -                 -                -
     Common stock, $.10 par value, 10,000,000 shares
         authorized, 3,768,796 shares issued at January 31, 1999
         and July 31, 1998, 3,762,296 shares issued at
         January 31, 1998                                           $     377          $    376        $     377
Paid-in capital                                                         7,073             7,059            7,073
Retained earnings                                                      (1,647)            3,039              219
Foreign currency translation adjustment                                  (298)             (305)            (497)
                                                                    ---------          --------        ---------
Total stockholders' equity                                          $   5,505          $ 10,169        $   7,172
                                                                    ---------          --------        ---------

                                                                    $  49,182          $ 58,601        $  52,247
                                                                    =========          ========        =========


  The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                  Three Months Ended                     Six Months Ended
                                            --------------------------------      ------------------------------
                                              January 31,      January 31,         January 31,      January 31,
                                                 1999             1998                 1999            1998
                                            ---------------   -------------       --------------   -------------
                                                      (in thousands)                       (in thousands)
NET SALES                                      $ 17,922          $ 20,324             $34,130          $40,363

COST OF SALES                                    12,080            14,495              23,355           29,193
                                               --------          --------             -------          -------

         Gross profit                          $  5,842          $  5,829             $10,775          $11,170
                                               --------          --------             -------          -------

OPERATING EXPENSES:
     Selling and administrative                $  4,830          $  4,490             $ 9,689          $ 9,286
     Severance costs                                204                 -                 731                -
     Research and development                       610               778               1,227            1,568
                                               --------          --------             -------          -------

         Total operating expenses              $  5,644          $  5,268             $11,647          $10,854
                                               --------          --------             -------          -------

         Operating income (loss)               $    198          $    561             $  (872)         $   316
                                               --------          --------             --------         -------

OTHER EXPENSES:
     Interest expense                          $    761               821             $ 1,502          $ 1,562
     Other, net                                     324               258                 588              562
                                               --------          --------             -------          -------

         Total other expenses                  $  1,085          $  1,079             $ 2,090          $ 2,124
                                               --------          --------             -------          -------

LOSS BEFORE
     INCOME TAXES                              $   (887)         $   (518)            $(2,962)         $(1,808)

BENEFIT FROM INCOME TAXES                          (328)             (181)             (1,096)            (633)
                                               --------          --------             -------          -------

NET LOSS                                       $   (559)         $   (337)            $(1,866)         $(1,175)
                                               --------          --------             -------          -------

OTHER COMPREHENSIVE LOSS,
     NET OF TAX:

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                $     54          $    (85)            $   199          $  (108)
                                               --------          --------             -------          -------

COMPREHENSIVE LOSS                             $   (505)         $   (422)            $(1,667)         $(1,283)
                                               ========          ========             =======          =======

LOSS PER COMMON SHARE:

NET LOSS PER SHARE                             $   (.15)         $   (.09)            $  (.50)         $  (.34)
                                               ========          ========             =======          =======

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           3,768             3,584               3,768            3,468
                                               ========          ========             =======          =======

DIVIDENDS                                          NONE              NONE                NONE             NONE
                                               ========          ========             =======          =======


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)

                                                                                  Six Months Ended
                                                                        -------------------------------------
                                                                        January 31,               January 31,
                                                                            1999                      1998
                                                                        ------------              -----------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                           $   (1,866)               $   (1,175)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                                        1,329                     1,327
         Gain on retirement of fixed assets                                    (25)                       (4)
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                      (499)                   (1,713)
         Decrease in inventories                                             3,179                     2,856
         (Increase) decrease in prepaids, deferred
             income taxes, and other assets                                   (860)                      476
         Decrease in liabilities and other                                  (1,921)                   (6,780)
                                                                        ----------                ----------

         Net cash used in operating activities                          $     (663)               $   (5,013)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                               $     (213)               $     (454)
     Proceeds from sales of property                                            25                         -
                                                                        ----------                ----------
         Net cash used in investing activities                          $     (188)                     (454)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

     Borrowings under line of credit                                    $   32,277                $   39,928
     Repayments of borrowings under line of credit                         (32,335)                  (40,785)
     Borrowings under term loan agreement                                    1,800                     5,000
     Principal payments on term loans and capital
         lease obligations                                                  (1,009)                     (758)
     Other borrowings                                                            -                       302
     Proceeds from issuance of common stock                                      -                     1,500
                                                                        ----------                ----------

         Net cash provided by financing activities                      $      733                $    5,187
                                                                        ----------                ----------

         Net decrease in cash and cash equivalents                      $     (118)               $     (280)

CASH AND CASH EQUIVALENTS - beginning of period                                637                       866
                                                                        ----------                ----------

CASH AND CASH EQUIVALENTS - end of period                               $      519                $      586
                                                                        ==========                ==========

The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)


(1)    PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 1999, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)    BALANCE SHEET DETAIL

       Inventories -
       -----------

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                  Jan. 31,          Jan. 31,           July 31,
                                                                    1999              1998               1998
                                                                  --------          --------           --------
                                                                                 (in thousands)
                  Raw materials                                   $  7,682          $  9,518          $  6,127
                  Work-in-process                                    3,532             5,984             4,820
                  Finished goods                                    12,386            10,738            15,887
                  Excess, obsolete and realization reserves         (1,555)           (1,216)           (1,610)
                                                                  --------          --------          --------

                  Total inventories                               $ 22,045          $ 25,024          $ 25,224
                                                                  ========          ========          ========

         Property, Plant, and Equipment, Net-
         -----------------------------------

                  Land                                            $    557          $    557          $    557
                  Building and improvements                          4,491             4,503             4,354
                  Machinery and equipment                           24,902            24,037            24,990
                  Office furniture and equipment                     3,501             5,142             5,141
                                                                  --------          --------          --------
                                                                  $ 33,451          $ 34,239          $ 35,042

                  Less - accumulated depreciation                   24,687            23,896            25,151
                                                                  --------          --------          --------

                  Net property, plant, and equipment              $  8,764          $ 10,343          $  9,891
                                                                  ========          ========          ========

(3)    LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                                                       Jan. 31,          Jan. 31,           July 31,
                                                                                         1999              1998               1998
                                                                                       --------          --------           --------
                                                                                                      (in thousands)
         Revolving credit line                                                          $ 17,346          $ 17,764          $ 17,404
         Term loan                                                                         6,871             7,348             5,410
         Capitalized equipment lease obligations, payable in
           monthly installments of approximately $121,000
           including interest at rates from 7% to 12%, with
           final payments ranging from February 1999 through November 2001                 3,040             3,601             3,722
         Other                                                                                 -               302                 -
                                                                                        --------          --------          --------

                                                                                        $ 27,257          $ 29,015          $ 26,536

         Less - current maturities                                                         3,072             7,070             3,498
                                                                                        --------          --------          --------

         Total long-term debt                                                           $ 24,185          $ 21,945          $ 23,038
                                                                                        ========          ========          ========


       Future maturities of the above debt obligations at January 31, 1999, are $3,072,000, $7,298,000, and $16,887,000 for the years ending January 31,
       2000 through 2002, respectively.

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

(4)    STOCKHOLDERS' EQUITY

       During the six months ended January 31, 1999, Stockholders' Equity changed for the following items: Net loss of $1,866,000 and a $199,000 decrease in the negative Foreign currency translation adjustment.

(5)    CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the six months ended January 31, 1999, and January 31, 1998, the Company paid interest of $1,454,000 and $1,562,000, respectively.

(6)    SEVERANCE COSTS

       During the first six months of fiscal 1999, the Company recognized $731,000 in severance costs related to Tulsa workforce reductions. The efforts are aimed at reducing costs through headcount elimination as well as the transferring of certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees affected was sixty nine. Through January 31, 1999 approximately forty-nine employees had been terminated and payments of approximately $315,000 had been made. The remaining severance benefits are anticipated to be paid throughout the remainder of fiscal 1999.

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
                 1      Business and Summary of Significant Accounting Policies
                 4      Capital Leases
                 5      Stockholders' Equity and Related Items
                 6      Retirement Plans
                 7      Income Taxes

Part I, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended January 31, 1999, decreased 11.8% when compared to the same period last year. Unit sales declined by 11% while the average selling price per unit was unchanged. Unit sales decreased primarily in low cost permanent mount and portable GPS products. The decline in GPS unit sales resulted from increased competition, particularly at the lowest price points.

Gross profit as a percentage of net sales increased to 32.6% from 28.7% for the three months ended January 31, 1999, compared to the same period in fiscal 1998. This increase results from price increases on certain models as well as a shift in mix of products sold toward the Company's higher margin units.

Net sales for the six months ended January 31, 1999 decreased 15.4% when compared to the same period in fiscal 1998. All of the sales decrease was the result of a decline in unit sales as the average price per unit was unchanged. Lower sales of low cost permanent mount and portable GPS products accounted for the sales decline for the same reasons stated above.

Gross profit as a percentage of net sales for the six months ended January 31, 1999, was 31.6% compared to 27.7% for the same period in fiscal 1998. Gross margins improved for the same reasons noted above.

Operating expenses, excluding severance costs, as a percentage of net sales for the three months ended January 31, 1999, were 30.4% compared to 25.9% during the same period in fiscal 1998. Total costs increased by $172,000. The increases in cost were primarily to promote and advertise the Company's new CD ROM mapping GPS and combo GPS/sonar models. These products began shipping late in the fourth quarter of fiscal 1998.

Operating expenses, excluding severance costs, as a percentage of net sales for the six months ended January 31, 1999 were 32% compared to 26.9% for the same period in 1998. Total costs increased $62,000. This increase results from the factors noted above.


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

Traditionally, the Company's near-term liquidity is at its lowest during the period August through December due to the limits on borrowings against inventories, cash outlays required to purchase tooling to manufacture new products, and extended payment terms offered to customers to stimulate sales during the seasonally slow period. This year's liquidity was tighter than normal during the fall because of losses incurred during the previous two fiscal years. It is during this period that the Company begins to manufacture and build-up inventory levels in anticipation of product demands for the peak sales months of January through April. By the end of the second quarter sales have historically increased and the Company's sources of liquidity begin to improve.

During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods until after the peak selling season. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. During fiscal 1998, first and second quarter sales exceeded 1997 levels for the same periods, however, sales unexpectedly declined during the third and fourth quarters. The timing of the sales decline did not allow for reductions of shipments of raw materials from vendors. As a result, inventory levels during 1998 continued to be higher than historical levels. Inventory is expected to continue to gradually decline throughout fiscal 1999.

In November 1998, the Company's financing package was amended, giving the Company additional term borrowings of $1.8 million under an existing term loan and deferring principal payments until March 1, 1999 on an aggregate total term loan of $4.8 million (including the additional $1.8 million borrowing). This amended term loan contains two payment options; 1) repay the $1.8 million advance in February 1999, then make monthly principal payments of $80,000 beginning March 1, 1999, or 2) amortize the entire $4.8 million term loan with monthly principal payments of $80,000 beginning March 1, 1999. During February 1999 the Company elected the second option.

Management expects the sources discussed above to satisfy the Company's current financing needs and expects to be at maximum borrowing limits throughout fiscal 1999. Because the line of credit will be at its maximum during this period, the Company will be required to delay payments to vendors as it has historically done. Management does not expect any significant long-term effect from these delayed payments as most vendors have supplied the Company for many years. Additionally, because of the additional financing noted above, overall lower projected inventory levels and an expected return to profitability in fiscal 1999, the Company expects its level of past due payments during the second half of 1999 to remain below the levels experienced in either fiscal 1997 or 1998.

Capital expenditures were $213,000 during the first six months of fiscal 1999 compared to $454,000 for fiscal 1998.


Outlook
-------

Current backlog is approximately $10.6 million compared to approximately $10.2 million at the same time last year. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

During fiscal 1997 and 1998, the Company incurred significant operating losses and for the last three fiscal years has had negitive cash flows from operations. In response to the operating results, the Company has addressed operational problems related to the start-up of it's Mexico manufacturing facility and related manufacturing operations which are still located in Tulsa, Oklahoma. The Company has refocused its sales and marketing efforts to, 1) significantly expand distribution of some of its more popular products under the Lowrance brand name, and 2) increase expenditures for print advertising and boat show participation and promotions which had decreased significantly in fiscal 1998. In addition, as discussed above, the Company and its primary lender amended the credit agreement to provide for an additional $1.8 million advance under an existing loan to meet short-term vendor requirements related to past due payables.

Currently, sales of the Company's products have responded favorably to increased advertising and promotional visibility as evidenced by a 34% increase in net sales for February 1999 versus the same month last year. The Company expects this trend toward higher sales to continue, with third quarter sales for the three months ended April 30, 1999 to be substantially higher than last year's sales during the same period.

The Company currently anticipates a return to profitability for fiscal 1999, primarily as the result of continuing favorable economic and market conditions, market acceptance of the Company's 1999 product offering, the availability of the entire product line for a full year, lower costs resulting from a full year of production in the Company's Mexico facility and lower selling and administrative costs. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability, interest rate fluctuations, and new product introductions by competitors, could rapidly deteriorate, any one of which would have an adverse affect on expected results for the remainder of the year.

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


                                                      LOWRANCE ELECTRONICS, INC.



                                              By:     /s/ Mark C. Wilmoth
                                                  ------------------------------
                                                      Mark C. Wilmoth
                                                      Vice President Finance &
                                                      Chief Financial Officer



Dated: March 16, 1999