Form 10-Q
period 1999-04-30
LOWRANCE ELECTRONICS INC
filed 1999-06-01
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

           ________________________________________________________

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999

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

                                 YES   X         NO ____
                                     -----

At April 30, 1999, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Condensed Consolidated Balance Sheets -
             April 30, 1999, 1998, and July 31, 1998...........................          3

            Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             April 30, 1999 and 1998...........................................          4

            Consolidated Statements of Cash Flows -
             Nine Months Ended April 30, 1999 and 1998.........................          5

            Notes to Condensed Consolidated Financial Statements...............      6 - 8

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................     9 - 11


PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings..................................................         11

   ITEM 2.  Changes in Securities..............................................         11

   ITEM 3.  Defaults Upon Senior Securities....................................         11

   ITEM 4.  Submission of Matters to a Vote of Security Holders................         11

   ITEM 5.  Other Information..................................................         11

   ITEM 6.  Exhibits and Reports on Form 8-K...................................         11

   SIGNATURES  ................................................................         12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (in thousands)
                                 ------------

                                                                  April 30,      April 30,     July 31,
                                                                    1999           1998          1998
                                                                -----------    -----------    ----------
                                                                (Unaudited)    (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   614       $ 1,077        $   637
  Accounts receivable, less allowances                               17,823        19,817         13,742
  Inventories (Note 2)                                               18,060        25,942         25,224
  Prepaid expenses                                                      451           637            610
  Current deferred income taxes                                       1,453         1,400          1,457
                                                                    -------       -------        -------

     Total current assets                                           $38,401       $48,873        $41,670

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)                          8,269        10,563          9,891

OTHER ASSETS                                                            209           373            277

DEFERRED INCOME TAXES                                                   457         1,551            409
                                                                    -------       -------        -------

                                                                    $47,336       $61,360        $52,247
                                                                    =======       =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)                     $ 4,380       $ 9,527        $ 3,498
  Accounts payable                                                    7,081        15,791         15,026
  Accrued liabilities                                                 3,766         3,407          3,513
                                                                    -------       -------        -------

     Total current liabilities                                      $15,227       $28,725        $22,037

LONG-TERM DEBT, less current
  maturities (Note 3)                                                23,528        21,815         23,038

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 70,000 shares authorized and issued                       -             -              -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 shares authorized,
     none issued                                                          -             -              -
  Common stock, $.10 par value,
     10,000,000 shares authorized, 3,768,796
     shares issued                                                  $   377       $   377        $   377
  Paid-in capital                                                     7,073         7,073          7,073
  Retained earnings                                                   1,349         3,658            219
  Foreign currency translation adjustment                              (218)         (288)          (497)
                                                                    -------       -------        -------

     Total stockholders' equity                                     $ 8,581       $10,820        $ 7,172
                                                                    -------       -------        -------

                                                                    $47,336       $61,360        $52,247
                                                                    =======       =======        =======


   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                 --------------------  ----------------------
                                 April 30,  April 30,   April 30,   April 30,
                                   1999       1998       1999        1998
                                 ---------  ---------  ---------   ----------
                                    (in thousands)         (in thousands)
NET SALES                          $32,600    $28,354    $66,730    $68,717

COST OF SALES                       21,073     20,108     44,428     49,301
                                   -------    -------    -------    -------

     Gross profit                  $11,527    $ 8,246    $22,302    $19,416

OPERATING EXPENSES:
  Selling and administrative       $ 5,619    $ 5,229    $15,307    $14,515
  Severance costs                      251          -        982          -
  Research and development             470        789      1,697      2,357
                                   -------    -------    -------    -------

     Total operating expenses      $ 6,340    $ 6,018    $17,986    $16,872
                                   -------    -------    -------    -------

     Operating income              $ 5,187    $ 2,228    $ 4,316    $ 2,544
                                   -------    -------    -------    -------

OTHER EXPENSES:
  Interest expense                 $   794    $   885    $ 2,297    $ 2,447
  Other, net                           301        391        889        953
                                   -------    -------    -------    -------

     Total other expenses          $ 1,095    $ 1,276    $ 3,186    $ 3,400
                                   -------    -------    -------    -------

INCOME (LOSS) BEFORE
  INCOME TAXES                     $ 4,092    $   952    $ 1,130    $  (856)

PROVISION (BENEFIT) FROM
  INCOME TAXES                     $ 1,096    $   333          -       (300)
                                   -------    -------    -------    -------

NET INCOME (LOSS)                  $ 2,996    $   619    $ 1,130    $  (556)
                                   =======    =======    =======    =======

NET INCOME (LOSS) PER SHARE        $   .80    $   .16    $   .30    $  (.16)
                                   =======    =======    =======    =======

OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                       $    80    $    17    $   279    $   (91)
                                   -------    -------    -------    -------

COMPREHENSIVE INCOME (LOSS)        $ 3,076    $   636    $ 1,409    $  (647)
                                   =======    =======    =======    =======

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 3,768      3,768      3,768      3,582
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 5)

                                                             Nine Months Ended
                                                           ---------------------
                                                           April 30,   April 30,
                                                             1999        1998
                                                           --------    ---------
                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                         $  1,130   $    (556)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                1,963       1,942
  Gain on retirement of fixed assets                            (12)         (3)
 Changes in operating assets and liabilities:
  Increase in accounts receivable                            (4,081)     (3,471)
  Decrease in inventories                                     7,164       1,938
  Decrease in prepaids, deferred
   income taxes, and other assets                               183       1,104
  Decrease in liabilities and other                          (7,413)     (6,982)
                                                           --------   ---------

  Net cash used in operating activities                    $ (1,066)  $  (6,028)
                                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                     $   (353)  $  (1,291)
  Proceeds from sales of property                                25           -
                                                           --------   ---------
  Net cash used in investing activities                    $   (328)  $  (1,291)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

  Borrowings under line of credit                          $ 61,994   $  68,327
  Repayments of borrowings under line of credit             (60,626)    (66,207)
  Borrowings under term loan agreement                        1,800       5,000
  Borrowings under term loan agreement - equipment line           -         721
  Principal payments on term loans, capital
     lease obligations and other                             (1,797)     (2,128)
  Other borrowings                                                -         302
  Proceeds from issuance common stock                             -       1,515
                                                           --------   ---------

     Net cash provided by financing activities             $  1,371   $   7,530
                                                           --------   ---------

     Net increase (decrease)
     in cash and cash equivalents                          $    (23)  $     211

CASH AND CASH EQUIVALENTS - beginning of period                 637         866
                                                           --------   ---------

CASH AND CASH EQUIVALENTS - end of period                  $    614   $   1,077
                                                           ========   =========

 The accompanying notes are an integral part of these consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 1999, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                       April 30,   April 30,   July 31,
                                                          1999        1998       1998
                                                       ---------   ---------   --------
                                                                (in thousands)

          Raw materials                                  $ 5,873     $ 9,554    $ 6,127
          Work-in-process                                  2,462       3,573      4,820
          Finished goods                                  11,061      13,652     15,887
          Excess, obsolete and realization reserves       (1,336)       (837)    (1,610)
                                                         -------     -------    -------

          Total inventories                              $18,060     $25,942    $25,224
                                                         =======     =======    =======

     Property, Plant, and Equipment, Net -
     -----------------------------------

          Land                                           $   557     $   557    $   557
          Building and improvements                        4,491       4,467      4,354
          Machinery and equipment                         24,920      24,901     24,990
          Office furniture and equipment                   3,512       5,152      5,141
                                                         -------     -------    -------
                                                         $33,480     $35,077    $35,042

          Less - accumulated depreciation                 25,211      24,514     25,151
                                                         -------     -------    -------

          Net property, plant, and equipment             $ 8,269     $10,563    $ 9,891
                                                         =======     =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                         April 30,  April 30,  July 31,
                                                          1999       1998       1998
                                                        ---------  ---------  --------
                                                                (in thousands)

        Revolving credit line                             $18,773    $20,740   $17,404
        Term loan                                           6,561      6,479     5,410
        Capitalized equipment lease obligations,
           payable in monthly installments of approx-
           imately $99,000 including interest at rates
           from 8% to 12%, with final payments ranging
           from May 1999 through November 2001              2,574      4,043     3,722
        Other                                                   -         80         -
                                                          -------    -------   -------

                                                          $27,908    $31,342   $26,536

        Less - current maturities                           4,380      9,527     3,498
                                                          -------    -------   -------

        Total long-term debt                              $23,528    $21,815   $23,038
                                                          =======    =======   =======

     Future maturities of the above debt obligations at April 30, 1999, are $4,380,000, $23,266,000, and $262,000 for the years ending April 30, 2000 through 2002, respectively.

     At July 31, 1998, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of prime plus 1.5%. Borrowing against inventories is limited to $13 million in total.

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

(4)  STOCKHOLDERS' EQUITY

     During the nine months ended April 30, 1999, Stockholders' Equity changed for the following items: Net income of $1,130,000 and a $279,000 decrease in the negative foreign currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the nine months ended April 30, 1999, and April 30, 1998, the Company paid interest of approximately $2,234,000 and $2,447,000, respectively.

(6)  SEVERANCE COSTS

     During the first nine months of fiscal 1999, the Company recognized $982,000 in severance costs related to Tulsa workforce reductions. The efforts are aimed at reducing costs through headcount elimination as well as the transferring of certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees affected was sixty-one. Through April 30, 1999 fifty-one employees had been terminated and payments of approximately $461,000 had been made. Substantially all severance benefits are anticipated to be paid during fiscal 1999.

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

Part 1, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three months ended April 30, 1999, increased 15% when compared to the same period last year. Unit sales increased 7.9% and the average selling price per unit increased 7.1%. Both sonar and GPS unit sales volumes increased due to increased advertising and promotional efforts and availability of the Company's new CD-ROM mapping GPS products which did not begin shipping until the fourth quarter of fiscal 1998. The increase in the average selling price per unit results from availability of the higher priced CD-ROM mapping GPS products as noted above and increases in selling prices on certain models.

Gross profit as a percentage of net sales increased to 35.4% from 29.1% for the three months ended April 30, 1999, compared to the same period in fiscal 1998. This increase results from price increases as noted above, lower manufacturing costs resulting from improved efficiencies in the Company's Mexico manufacturing facility and a shift in mix of products sold toward the Company's higher margin units.

Net sales for the nine months ended April 30, 1999 decreased 2.9% when compared to the same period in fiscal 1998. All of the sales decrease was the result of a decline in unit sales as the average price per unit was unchanged. Unit sales decreased primarily in low cost permanent mount and portable GPS products. The decline in low cost GPS unit sales resulted from increased competition.

Gross profit as a percentage of net sales for the nine months ended April 30, 1999 was 33.4% compared to 28.3% for the same period in 1998. Gross margins improved for the same reasons noted above.

Operating expenses, excluding severance costs, as a percentage of net sales for the three months ended April 30, 1999 were 18.7% compared to 21.2% during the same period in 1998. Total costs increased by $71,000. Lower product return costs and research and development costs were offset by increases in advertising and promotional expenses.

Operating expenses, excluding severance costs, as a percentage of net sales for the nine months ended April 30, 1999 were 25.5% compared to 24.6% for the same period in 1998. Total costs increased $132,000 for the reasons noted above.

The Company recorded no net income tax provision for the nine months ended April 30, 1999. Rather we reduced the $2,000,000 valuation allowance established at the end of fiscal 1998 by the estimated 1999 year-to-date provision of $420,000 leaving a valuation allowance at April 30, 1999 of $1,580,000. For the nine months ended April 30, 1998, the Company recorded a tax benefit of $300,000. The interim income tax provision is based on an estimate of the full-year provision. Estimated provisions recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.


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

During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods until after the peak-selling season. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. During fiscal 1998, first and second quarter sales exceeded 1997 levels for the same periods, however, sales unexpectedly declined during the third and fourth quarters. The timing of the sales decline did not allow for reductions of shipments of raw materials from vendors based on the long lead times for certain component parts. As a result, inventory levels during 1998 continued to be higher than historical levels. Inventory has gradually declined throughout the first nine months of fiscal 1999, with further declines planned by the end of the fiscal year.

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

Management expects the sources discussed above to satisfy the Company's current financing needs. Because of the operating losses incurred during the previous two fiscal years, combined with unusually high inventory levels, the Company has had to delay payments to vendors beyond historical levels. Currently, substantially all vendors are paid within terms and the Company expects to maintain payments within terms through the early fall of 1999.

Capital expenditures were $353,000 during the first nine months of fiscal 1999 compared to $1,291,000 for the same period in 1998.


Recent Event
------------

One March 11, 1999, Lowrance announced an agreement to merge with California-based Magellan Corporation, a leading satellite access products company, as part of a merger agreement between Lowrance, Magellan and Magellan's parent company Orbital Sciences Corporation (NYSE:ORB). According to the merger agreement, Lowrance shareholders will receive between approximately 745,000 and 1,250,000 shares of Orbital common stock, with the actual number of Orbital shares issued to be determined by the market price of Orbital stock prior to closing. Based on Orbital's closing on Friday, May 28, 1999, Lowrance shareholders would receive approximately $27.5 million in value, or approximately $7.30 per Lowrance common share. The transaction is expected to close later this year and will be accounted for using the purchase method of accounting.


Outlook
-------

Current backlog is approximately $6.4 million compared to approximately $10.2 million at the same time last year. It should be noted that backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times could, and often do, occur.

During fiscal 1997 and 1998, the Company incurred significant operating losses and for the last three fiscal years has had negative cash flows from operations. In response to the operating results, the Company has addressed operational problems related to the start-up of its Mexico manufacturing facility and related manufacturing operations, which are still located in Tulsa, Oklahoma. The Company has refocused its sales and marketing efforts to, 1) significantly expand distribution of some of its more popular products under the Lowrance brand name, and 2) increase expenditures for print advertising and boat show participation and promotions which had decreased significantly in fiscal 1998. In addition, as discussed above, the Company and its primary lender amended the credit agreement to provide for an additional $1.8 million advance under an existing loan to meet short-term vendor requirements related to past due payables.

The Company currently anticipates a return to profitability for fiscal 1999, primarily as the result of continuing favorable economic and market conditions, market acceptance of the Company's 1999 product offering, the availability of the entire product line for a full year, lower costs resulting from a full year of production in the Company's Mexico facility, net income of $1,130,000 for the nine months ended April 30, 1999, and lower selling and administrative costs. It should be noted that the earnings history of the Company has been sporadic including several years in which the Company incurred a net loss. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability, interest rate fluctuations, and new product introductions by competitors, could rapidly deteriorate, any one of which would have an adverse affect on expected results for the remainder of the year.



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

         Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed a Form 8-K dated March 17, 1999 with the SEC on March 19, 1999, disclosing that the Company had entered into an Agreement and Plan of Merger whereby the Company will be acquired by Orbital Sciences Corporation.

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



Dated:      June 1, 1999
       ----------------------