Form 10-K
period 1999-07-31
LOWRANCE ELECTRONICS INC
filed 1999-10-28
CIK 804073

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


      For the transition period from  ______________ to _______________

                       Commission File Number:  0-15240

                          LOWRANCE ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                44-0624411
  ------------------------         -----------------------------------
  (State of incorporation)         (I.R.S. Employer Identification No.)

                   12000 East Skelly Drive
                        Tulsa, Oklahoma                      74128
            --------------------------------------         ----------
            (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (918) 437-6881

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Common Stock, par
                             value $.10 per share
                             --------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No _____
                                                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. [X]


              Aggregate Market Value of the Voting Stock Held By
                Non-Affiliates on October 26, 1999 - $8,022,609

                       Number of Shares of Common Stock
                  Outstanding on October 26, 1999 - 3,768,796

                      DOCUMENT INCORPORATED BY REFERENCE
         Proxy Statement for Annual Meeting of Stockholders to be held
                         December 14, 1999 - Part III

                                   FORM 10-K

               Annual Report for Fiscal Year Ended July 31, 1999

                          LOWRANCE ELECTRONICS, INC.

                               Table of Contents
                               -----------------

                                                                      Page
                                                                      ----
                                    PART I

Item 1.   Business..............................................       1

Item 2.   Properties............................................      11

Item 3.   Legal Proceedings.....................................      12

Item 4.   Submission of Matters to a Vote of Security Holders...      12


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...................................      12

Item 6.   Selected Financial Data...............................      13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................      14

Item 8.   Financial Statements and Supplementary Data...........      23

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................      24


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant....      24

Item 11.  Executive Compensation................................      24

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management........................................      24

Item 13.  Certain Relationships and Related Transactions........      24


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................      24
                                                                 and F-1 to F-17

Signatures.......................................................      29

                          LOWRANCE ELECTRONICS, INC.
                                 Annual Report
                       For the Year Ended July 31, 1999


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

    Global Positioning System (GPS)
    -------------------------------

        The Global Positioning System offers worldwide navigational information for users via a constellation of twenty-four satellites. The system offers precise global navigation for land, sea, and air applications providing constant updates of an individual's or object's position in latitude, longitude, and altitude. Additionally, GPS measures speed and direction of travel. The Company's GPS navigational modules may be attached to and used with one of the Company's LCD sonars and two LCD mapping models. The combination sonar/GPS models (module included) usually retail from $700 to $1000, and the stand-alone, gimbal-mounted GPS mapping models (module included) retail from $549 to $900.

        The Company's gimbal mount Global Map 2000 product displays the user's position on a pictorial background map in addition to providing the navigational information and course plotter available in all Lowrance and Eagle GPS products. Further, the user, at their option, can purchase mapping cartridges with contain over 7,000 highly detailed nautical charts. The Global Map 2000 retails for approximately $899 including the GPS module and cartridge reader. This unit is also sonar capable with the purchase of a sonar access module. During the fourth quarter of fiscal 1998 the Company introduced four new gimbal mount GPS products at breakthrough retail prices ranging from $549 to $699. These products each contain detailed built-in mapping capabilities plus unique software which allows the user to upload up to 2 megabytes of additional customized mapping detail from the Company's proprietary IMS MapCreate CD ROM database which is included free. The IMS MapCreate CD-ROM includes all of Lowrance's acclaimed IMS SmartMaps, IMS WorldMaps, U.S. Navigation Aids, U.S. Wrecks and Obstructions, plus U.S. Rural Roads and more.

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

                                     Percent of Total Product Sales
                                    ---------------------------------
                                       1997        1998        1999
                                    ----------  ----------  ---------
Type of Sonar Displays -
 LCD's, including combination
  navigation units                     51.4%       54.5%      54.6%
 Other sonars                           4.0         3.7        3.6
GPS, including stand-alone units
 and modules                           35.8        31.1       32.7
Accessories                             8.8        10.7        9.1
                                      -----       -----      -----
   Total                              100.0%      100.0%     100.0%
                                      =====       =====      =====


Distribution
------------

    The Company markets its products under three trade names, "Lowrance", "Eagle", and "Sea". Sales of the Lowrance and Eagle brand products account for over 99% of total sales. Sales of Eagle products, as a percentage of total sales were approximately 54% in 1997, 47% in 1998, and 42% in 1999.

    The Lowrance line in both sonar and GPS, with its selection of eighteen interchangeable transducers and its more complicated keyboard, is intended for the more sophisticated user. The wide choice of transducers available with the Lowrance sonars allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, and frequency to meet the boater's specific needs. As a result of recent developments in transducer design, the Company packages its Lowrance sonar models with a high-performance transducer suitable for use on nearly all types of boat hulls. Lowrance customers can exchange this transducer for credit toward one which better meets their specialized requirement for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance sonar. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers, and retailers that the Company believes have basic knowledge of the installation, use, and service of the Lowrance line and can pass on such knowledge to customers. As of July 31, 1999, the Company had approximately 2,200 wholesalers and retailers purchasing products in the Lowrance line. A sonar installation subsidy is offered to authorized dealers that sell and install Lowrance products as a means of sharing the costs of the installation. The Company believes that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct the fisherman and boat owner as to the product's use. Terms of payment for products in the Lowrance line vary based on the time of the season with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

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

    Beginning in fiscal 1995, the Company began marketing a third brand of sonar and GPS navigational products, "Sea". During fiscal 1999, this brand was discontinued. "Sea" never represented more than two percent of total sales.

    The Company's products are sold in all fifty states and sixty-five countries internationally. The Company's international sales totaled $25,000,000 in fiscal 1997, $22,000,000 in fiscal 1998, and $18,000,000 in fiscal 1999, representing approximately , 24%, 24%, and 20% of total net sales in each respective fiscal year. See Note 9 to the consolidated financial statements. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own distribution warehouses for sales and distribution of its products. Sales in neither of these two countries represented 10% or more of the Company's total annual sales for the latest three fiscal years.

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

    Sales to Wal-Mart Stores, Inc., accounted for 10% and 13% of the Company's net sales in fiscal years 1997 and 1999, respectively. No customers accounted for 10% or more of net sales in fiscal 1998. The top ten customers, including Wal-Mart Stores, Inc., accounted for approximately 34%, 32%, and 36% in 1997, 1998 and 1999, respectively, of the Company's net sales.


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

    As of October 26, 1999, the Company's backlog of orders exceeded 4.6 million, including orders for new products which represented 0% of the backlog. The backlog one year ago at this time was $9.6 million. Backlog is not necessarily comparable from year to year because of the significant impact on backlog resulting from the timing and pent-up demand for the introduction of the Company's new products each year. While the Company believes that the present backlog of orders is firm, the orders for its products are subject to cancellation without further obligation by the customer at any time prior to shipment.


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

    To satisfy this need, the Company utilizes a sales force of sixteen full-time employees to promote its products worldwide. Additionally, the Company employs six manufacturer's representative groups to augment in sales force in various parts of the United States. The sales personnel employed by the Company and the manufacturer's representatives have the knowledge and time necessary to educate wholesalers, dealers, fishermen, and boat owners on sonar and GPS products and demonstrate the practical benefits of these technologies. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at outdoor recreation and boat shows, and participate in store promotions, seminars, and talks.

    To supplement the sales force, the Company has a part-time independent sales group known as the "pro-staff". The pro-staff consists of approximately one hundred and fifty fishing professionals, tournament fishermen, serious outdoors enthusiasts and pilots trained and equipped by the Company to promote the Company's products at fishing tournaments, store promotions, club talks, seminars, and tackle, and boat, hunting and aviation shows.

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

    In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions, and contributions to environmental groups. The Company, through its Eagle brand, became an Affiliate Sponsor of the new Wal-Mart FLW tournament trail in 1998 and will continue this sponsorship through fiscal 2000. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company provides OEM sonar products. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.


Competition
-----------

Sonar and Sonar/GPS Combination Units -
-------------------------------------

    The Company encounters intense competition for its products from a number of domestic and foreign manufacturers. More than 300 brands of sonars have been offered to the consumer since the Company's formation in 1957. Presently, there are more than twenty-five competitors worldwide. Historically, the sonar market, as it relates to sonars marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. According to independent marketing research commissioned by the Company and issued in September 1999, the Company together with this competitor currently account for over 70% of sonar sales within this market segment in the United States. In this study, the Company's total market share (Eagle and Lowrance brands combined) was found to be approximately 50%. The Company believes that the study results reflect current market conditions.

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


Hand-held GPS Units -
---------------------

    The hand-held GPS market has expanded rapidly in the past several years, however, the growth rate slowed in 1999. Target markets for these products include, but are not limited to boating, sportfishing, hunting, hiking, off-road vehicles, and aviation. According to independent marketing research commissioned by the Company and issued in September 1999, the market segment that the Company operates in approximates the size of the sonar market. According to this same study, the Company's market share was found to be approximately 20%. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies which can be quickly brought to market at competitive prices.

    Two competing GPS companies currently dominate this market and the Company believes these two competitors combined continue to control in excess of 65% of the hand-held GPS market. The primary reason for their success is that both companies have introduced and marketed several products retailing for under $200 and were the first to market hand-held GPS products into the recreational market. Both companies offer a range of higher priced products with more features than their lowest priced models including products specifically aimed at the avionics market. In 1997, one of these competitors introduced a combined GPS and sonar model and a sonar-only model. In 1999, the same competitor introduced two new sonar-only models and additional new sonar products are expected in 2000. The Company anticipates that this could negatively impact sales of its products in fiscal 2000, especially in international markets where the Company's products are currently priced higher than similar competitive models.

    Currently, the Company offers six Lowrance hand-held products, which retail at prices between $169 and $799. The Company began shipping its Lowrance Global Map 100 and Eagle MapGuide Pro hand-held GPS products with its proprietary IMS MapCreate CD ROM database included during the fourth quarter of fiscal 1998. These two models have exclusive features which will allow the user to supplement the unit's built-in mapping data with up to 2 megabytes of customized maps created from the CD ROM database. During fiscal 1999 the Company consolidated all of its handheld GPS products under the Lowrance brand. All of the Company's GPS products feature 12 parallel-channel receivers, high resolution displays, and internal battery back-up for stored information. All of the Company's handheld GPS's also utilize rechargeable batteries that retail for as little as $49.

    The Company's line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with an extensive advertising and promotion campaign in 1997, significantly increased consumer awareness and recognition of the Eagle and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

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

    Research and development expenditures of the Company were $3,936,000 in fiscal 1997, $2,650,000 in fiscal 1998, and $2,226,000 in fiscal 1999. The
Company plans additional development of its LCD sonars to increase performance and versatility and is conducting research and development into other marine electronic equipment utilizing technology with which it is familiar. Also, the Company intends to develop additional GPS products for use in marine and non-marine applications.

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


Manufacturing and Suppliers
---------------------------

    Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company expanded its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 88,000 square foot leased facility which has been constructed to allow expansion to 108,000 square feet as the Company requires more operating space. Currently, the Company utilizes 70,000 square feet for manufacturing, including a 26,000 square foot clean room within the 88,000 square feet presently occupied by the Company. In the expanded Mexico facility, the Company manufactures its transducer and cable assemblies as well as assembles most of the liquid crystal displays used in its products. Additionally, the Company performs final assembly, final testing and packing operations on all of its products in the Mexico facility. The transfer of the final assembly and liquid crystal display assembly operations from the Company's Tulsa facility began in August 1996 and was completed in July 1997. The Company expects to move its circuit board assembly and testing operations to its Mexico facility in fiscal 2000, thereby eliminating all manufacturing operations in its facility in Tulsa. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products, are an integral part of the Company's manufacturing process. The Company's Tulsa manufacturing facilities, with its expanded Mexico operation, are sufficient to allow increased production without substantial future capital investments.

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

Patents and Trademarks
----------------------

    Since 1970, the Company has obtained thirty-eight patents expiring at various dates from 1987 through 2018. Since 1970, thirteen design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's accounts receivable and inventory line of credit financing. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

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


Employees
---------

    As of July 31, 1999, the Company employed 943 persons on a full-time basis of whom approximately 871 were involved in manufacturing and materials. Of the 780 full time employees involved in manufacturing and materials, 204 employees are located in the Company's headquarters in Tulsa and 576 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 163 employees were engaged in research and development, sales and marketing, and administration. During the year, the Company utilizes temporary workers to allow it to adjust its workforce as its production needs change. All of the temporary workers are located in the Tulsa facility. At July 31, 1999, there were no temporary production workers engaged by the Company. Additionally, the Company retains, on a part-time basis, over 150 independent contractors, the "pro-staff", that assist in promoting its products.

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


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

    None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------- ---------------------------------------------------------------------

    As of October 26, 1999, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's inventory and accounts receivable line of credit agreement prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

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

                        1998               1999
                   ---------------  -----------------
                    High     Low      High      Low
                     $        $        $         $
                   ------  -------  --------  -------
    1st Quarter     6 1/2   4 7/32   4 5/8     2
    2nd Quarter     7 1/4   5        7 13/16   2 1/2
    3rd Quarter     8 1/2   5 1/2    6 3/8     3 7/8
    4th Quarter     7 1/8   3 7/16   6 1/2     5 9/16

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

                                             Years Ended July 31,
                             -------------------------------------------------

                              1995      1996      1997       1998       1999
                             -------   -------  --------    -------    -------
                                 (in thousands, except per share amounts)
Operating Data:
 Net sales                   $91,116   $94,579  $104,659    $91,706    $89,753
 Gross profit                $31,069   $31,988  $ 26,881    $25,645    $30,047
 Income (loss) before
  income taxes and
  extraordinary credit       $ 2,061   $ 2,199  $ (7,877)   $(3,166)   $ 2,109
 Net income (loss)           $ 1,422   $ 1,743  $ (5,190)   $(3,995)   $ 2,109

Per Share Data:
 Weighted average number
   of shares outstanding
    Basic                      3,352     3,352     3,352      3,608      3,768
    Diluted                    3,396     3,387     3,352      3,608      3,768

 Net income (loss)
    Basic                    $   .42   $   .52  $  (1.55)   $ (1.11)   $   .56
    Diluted                  $   .42   $   .51  $  (1.55)   $ (1.11)   $   .56

Balance Sheet Data:
 Working capital             $14,777   $18,509  $ 17,798    $19,633    $17,630
 Total assets                $40,228   $47,108  $ 61,366    $52,247    $35,994
 Long term debt, less
   current maturities        $ 9,975   $13,705  $ 21,176    $23,038    $17,103
 Stockholders' equity        $13,452   $15,196  $  9,952    $ 7,172    $ 9,494

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

General
-------

    The following table sets forth for the periods indicated the relative percentages that certain items of income and expense bear to net sales:

                                           Years Ended July 31,
                                    --------------------------------

                                       1997        1998       1999
                                    ----------  ----------  --------
                                         (percent of net sales)
    Net sales                           100.0%      100.0%    100.0%
    Cost of sales                        74.3        72.0      66.5
                                        -----       -----     -----

        Gross profit                     25.7        28.0      33.5

    Operating expenses:
      Selling and administrative         25.7        23.1      22.7
      Severance and merger costs            -           -       1.3
      Research and development            3.8         2.9       2.5
                                        -----       -----     -----

        Operating income (loss)          (3.8)        2.0       7.0

    Interest expense                     (2.3)       (3.8)     (3.3)
    Other, net                           (1.4)       (1.6)     (1.4)
                                        -----       -----     -----
    Income (loss) before income
      taxes                              (7.5)       (3.4)      2.3
    Provision (benefit) for
      income taxes                       (2.6)        1.0         -
                                        -----       -----     -----

    Net income (loss)                    (4.9)       (4.4)      2.3
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

    The following table sets forth the quarterly results for the past three fiscal years:

     Years Ended July 31            Sales         Net Income (Loss)
----------------------------  ----------------    -----------------
                                     (dollars in thousands)
          1997
          ----
First Quarter (Aug.-Oct.)     $ 14,110    13.5%   $(2,371)    (45.7)%
Second Quarter (Nov.-Jan.)      20,114    19.2     (1,246)    (24.0)
Third Quarter (Feb.-Apr.)       39,594    37.8      1,209      23.3
Fourth Quarter (May-July)       30,841    29.5     (2,782)    (53.6)
                              --------   -----    -------   -------

         Total for Year       $104,659   100.0%   $(5,190)    100.0%
                              ========   =====    =======   =======

          1998
          ----
First Quarter (Aug.-Oct.)     $ 20,039    21.8%   $  (838)    (21.0)%
Second Quarter (Nov.-Jan.)      20,324    22.2       (337)     (8.4)
Third Quarter (Feb.-Apr.)       28,354    30.9        619      15.5
Fourth Quarter (May-July)       22,989    25.1     (3,439)    (86.1)
                              --------   -----    -------   -------

         Total for Year       $ 91,706   100.0%   $(3,995)   (100.0)%
                              ========   =====    =======   =======

          1999
          ----
First Quarter (Aug.-Oct.)     $ 16,208    18.1%   $(1,308)    (62.0)%
Second Quarter (Nov.-Jan.)      17,922    20.0       (559)    (26.5)
Third Quarter (Feb.-Apr.)       32,600    36.3      2,996     142.1
Fourth Quarter (May-July)       23,023    25.6        980      46.4
                              --------   -----    -------   -------

         Total for Year       $ 89,753   100.0%   $ 2,109    (100.0)%
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

    Additionally, sales of the Company's products are affected by adverse changes in economic conditions, increased oil prices or adverse weather conditions. The Company believes that the lower-priced and easier to use LCD sonar products available in recent years attracted an increased number of less serious fishermen to the marketplace who are more likely to reduce their purchase of sonar products during adverse economic conditions and /or prolonged adverse weather conditions. The Company believes that the sonar market in the United States and Canada is mature, with no significant growth in boating or fishing participation in recent years. Any opportunity for growth in these markets will rely on the ability of the Company to increase its market share. Some market growth for sonar products is anticipated as related to international markets as the Company continues to focus efforts in these areas. International sales for 1999 decreased from 1998 by $4.3 million (19%). Canadian and Australian sales were down 16%, and all other International sales decreased 22%, primarily because of weak economic conditions in several key international markets and increased competition. The total market for GPS products, both domestic and international, is expected to continue to expand. The Company's future success in GPS is heavily dependent upon keeping pace with competitors who are rapidly introducing new products and new pricing strategies in the increasingly competitive marketplace. Accordingly, the Company's future sales could be adversely affected by a reduction in consumer spending, a decline in recreational boating and sport fishing resulting from significant increases in oil prices, or new product introductions by competitors.

    Sales of sonar products including combination sonar/GPS units were up $.7 million (1.3%) from fiscal 1998 to 1999, following a decrease of $3.4 million (5.4%) from fiscal 1997 to 1998. The increase in sonar sales when comparing 1998 to 1999 results from generally favorable weather conditions during the peak selling season and the effect of three new sonar models which began shipping during the second quarter of fiscal 1999. The decline in sonar sales when comparing 1997 to 1998 results from a generally poor retail selling season due to adverse weather conditions, as well as the Company's significantly reduced advertising expenditures and reduced tradeshow activity, and the effects of price increases on certain sonar models. Sales of GPS products decreased $2.6 million (8.4%) from fiscal 1998 to 1999 and decreased $9.6 million (23%) from fiscal 1997 to 1998. The decrease in GPS sales for both years results from increased competition at lower price points and significant reductions in advertising and marketing efforts.

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

    The following discussion and analysis relate to factors that have affected the financial condition and operating results of the Company for fiscal years 1997 through 1999. Reference should also be made to the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Results of Operations
---------------------

Net Sales
---------

    Net sales for fiscal 1999 decreased 2.1% from fiscal 1998. All of the sales decrease was the result of a decline in unit sales as the average price per unit was unchanged.

    The decrease in unit sales resulted from a decline in sales of the Company's lower priced portable and gimble mount GPS navigation products. Increased sales of sonar units partially offset the decline in GPS navigation units. The decline in GPS navigation units results from increased competition, particularly at the entry level price points below $200, and limited spending on advertising and marketing. Sonar sales increased due to favorable weather conditions during the peak selling season and the introduction of three new sonar products.

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

Gross Profit
------------

    The gross margin percentage increased from 28.0% to 33.5% from fiscal 1998 to 1999. The increase results from, (1) lower manufacturing costs resulting from improved efficiencies and moving additional manufacturing functions from the Company's Tulsa facility to the Company's Mexico manufacturing facility, (2) a shift in mix from lower margin/low priced GPS products to higher margin sonar products and higher priced GPS mapping products, and (3) price increases on certain sonar and GPS models.

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


Operating Expenses
------------------

    Operating expenses, excluding severance and merger costs, as a percentage of net sales decreased from 26.0% in 1998 to 25.2% in 1999. Total costs decreased by $1,299,000. The decline in costs result from the continuation of an austerity program begun during fiscal 1998 and to a lesser extent lower variable costs resulting from lower sales.

    During 1999 the Company recognized $770,000 in severance costs related to Tulsa workforce reductions. These efforts were aimed at reducing costs through headcount elimination, as well as the transferring of certain production related jobs to Lowrance's Mexico manufacturing facility. The total number of employees effected was 61. Additionally, the Company incurred $431,000 in costs associated with its pending merger with Orbital Sciences Corporation.

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

Interest Expense
----------------

    Interest expense in 1999 decreased by $616,000 when compared to 1998 due to a lower average borrowings on the Company's line of credit. The average borrowings were lower due to improved profitability and increased inventory turnover.

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


Income Taxes
------------

    The effective tax rate for fiscal 1997, 1998 and 1999 was (34.1%), 26.2% and 0%. For fiscal 1998, the Company established a valuation allowance of $2,000,000 against the net deferred tax asset which resulted in a 26.2% effective income tax expense. For 1999, Lowrance recorded no net income tax provision. The valuation allowance was reduced by the income tax provision of $616,000 to $1,384,000 resulting in no income tax provision for 1999.


Income/(Loss)
-------------

    Net income (loss) as a percentage of net sales was 2.3% in fiscal 1999, (4.4%) in fiscal 1998, and (4.9%) in fiscal 1997.


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

    During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods during the fiscal year. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. Management implemented controls to better manage production scheduling and inventory levels. During fiscal 1998, first and second quarter sales exceeded 1997 levels for the same periods, however, sales unexpectedly declined during the third and fourth quarters. The timing of the sales decline did not allow for reductions of shipments of raw materials from vendors based on the long lead times for certain component parts. As a result, inventory levels during 1998 continued to be higher than historical levels. Inventory gradually declined throughout fiscal 1999 as the Company consistently met its production and sales objectives.

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

    In November 1998, the Company's financing package was amended, giving the Company additional term borrowings of $1.8 million under an existing term loan and deferring principal payments until March 1, 1999 on an aggregate total term loan of $4.8 million (including the additional $1.8 million borrowing). This amended term loan requires monthly principal payments of $80,000 which began March 1, 1999.

    Cash flows provided by operating activities for fiscal 1999 of $7.8 million were used to fund $.7 million of capital additions and to reduce outstanding debt.

    Management expects the sources discussed above to satisfy the Company's current financing needs. At July 31, 1999 there were approximately $1.8 million of borrowings available under the Company's revolving line of credit and all vendors were paid current. This availability is expected to decline during the first quarter and the Company expects some delays in making payments to vendors during the second quarter as it has historically done. As sales increase toward the end of the second quarter, liquidity is expected to improve with payments to vendors returning to a current status during the third quarter.


Working Capital
---------------

    The Company's working capital ratio was 2.9 at July 31, 1999 and 1.9 at July 31, 1998. This improvement was the result of utilizing cash flows from net income and inventory reductions to eliminate past due accounts payable and to reduce indebtedness.


Long-Term Debt and Revolving Credit Agreement
---------------------------------------------

    At July 31, 1999, the Company's term and revolving credit loan agreement, which is more fully described in Note 3 to the Consolidated Financial Statements, provided for interest at a rate of 1.5% over prime with maximum borrowings of up to $26,500,000 on the revolving line of credit.

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

    In November 1998, the Company's financing package was amended to allow for an additional term loan of $1.8 million, as discussed above.


Capital Expenditures
--------------------

    Capital expenditures were $3,790,000, $1,304,000, and $716,000 for the years ended July 31, 1997, 1998, and 1999, respectively. Of the fiscal 1999 total, substantially all of this amount was related to production equipment and tooling.


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

Recently-Issued Accounting Principles
-------------------------------------

    The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective for the year ended July 31, 1999. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

    The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information effective for the year ended July 31, 1999. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of July 31, 1998, the Company had no outstanding derivative instruments.


Year 2000 Compliance
--------------------

    The Company is taking appropriate steps to ensure that its computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has evaluated its computer systems to identify those that could be effected by this issue. All significant systems have been modified and tested. Management believes that all significant systems are year 2000 compliant. The costs to modify the Company's systems were not significant. The Company is also communicating with key suppliers and vendors to coordinate year 2000 compliance.

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


Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

    The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt.


Merger with Orbital Sciences Corporation
----------------------------------------

    On March 11, 1999, Lowrance announced an agreement to merge with California-based Magellan Corporation, a leading satellite access company, as part of a merger agreement between Lowrance, Magellan and Magellan's parent company Orbital Sciences Corporation (NYSE:ORB). According to the merger agreement, Lowrance shareholders will receive between 745,000 and 1,250,000 shares of Orbital common stock, with the actual number of Orbital shares issued to be determined by the market price of Orbital stock prior to closing. On August 26, 1999 the Company restated and amended its agreement whereby each share of outstanding common stock of the Company will be converted at the time of the merger into the right to receive $7.30 for each share of the Company Common Stock. On October 12, 1999 Lowrance shareholders approved the merger. The transaction was anticipated to close in October, but certain conditions set forth in the merger agreement have not been satisfied, including receipt of the consent of Orbital's lenders.

Outlook
-------

    The Company anticipates continued profitability in fiscal 2000, primarily as the result of continuing cost reduction efforts, continuing favorable economic and market conditions, and lower manufacturing cost related to continuing efficiencies from the Company's Mexico manufacturing facility. Management currently anticipates positive cash flows from operations in fiscal 2000 based on attaining current projections for net income and inventory levels. The expectation for continued profitability based on the above factors constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company believes that these forecasts are based on reasonable assumptions, however, no assurances can be given that these goals will be achieved. If the Company experiences production delays due to raw materials shortages or unforeseen competitive pressures, this could have a material adverse affect on current projections. Also, because of the dynamic environment in which the Company operates, one or more key factors which are discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-------   -------------------------------------------------------

  (a) Financial Statements and Exhibits:
      ---------------------------------

                                                                     Page
                                                                     ----
      1. Consolidated Financial Statements:

          Index to Consolidated Financial Statements                  F-1

          Report of Independent Public Accountants                    F-2

         Consolidated Balance Sheets - July 31, 1998 and 1999         F-3

          Consolidated Statements of Income (Loss) for the Years
             Ended July 31, 1997, 1998, and 1999                      F-4

          Consolidated Statements of Stockholders' Equity for the
             Years Ended July 31, 1997, 1998, and 1999                F-5

          Consolidated Statements of Cash Flows for the Years
             Ended July 31, 1997, 1998, and 1999                      F-6

          Notes to Consolidated Financial Statements
             for the Years Ended July 31, 1997, 1998, and 1999        F-7

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

(b)   Reports on Form 8-K:
      -------------------

      The Company filed a form 8-k dated August 30, 1999 with the SEC on August 31, 1999 disclosing that the Company had amended and restated its Agreement and Plan of Merger with Orbital Sciences Corporation whereby each share of outstanding common stock of the Company will be converted at the time of the merger into the right to receive $7.30 for each share of the Company common stock. The original agreement and plan of merger contemplated the exchange of the Company common stock for common stock of Orbital Sciences Corporation.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
----------------------------------------------------------------------

Report of Independent Public Accountants                           F-2

Consolidated Balance Sheets - July 31, 1998 and 1999               F-3

Consolidated Statements of Income (Loss) for the Years
  Ended July 31, 1997, 1998, and 1999                              F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1997, 1998, and 1999                        F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1997, 1998, and 1999                                    F-6

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 1997, 1998, and 1999                                    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc., (a Delaware corporation) and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc., and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
September 28, 1999
(except with respect to the matters
discussed in Note 13, as to which
the date is October 12, 1999)

                          LOWRANCE ELECTRONICS, INC.
                          -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                         JULY 31,
                                                  --------------------
                                                   1998           1999
                                                  -------        -----
                                                     (in thousands)
CURRENT ASSETS:
 Cash and cash equivalent                       $   637        $   457
 Trade accounts receivable, net of reserves
  of $683,000 in 1998 and $512,000 in 1999       13,742         11,464
 Inventories (Note 2)                            25,224         13,348
 Current deferred income taxes                    1,457          1,214
 Prepaid expenses                                   610            544
                                                -------        -------
   Total current assets                          41,670         27,027

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)      9,891          8,008

OTHER ASSETS                                        277            208

DEFERRED INCOME TAXES                               409            751
                                                -------        -------

                                                $52,247        $35,994
                                                =======        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt           $ 3,498        $ 2,107
 Accounts payable                                15,026          3,321
 Accrued liabilities:
   Compensation and benefits                      1,729          1,873
   Product costs                                  1,130          1,150
   Other                                            654            946
                                                -------        -------
     Total current liabilities                   22,037          9,397
                                                -------        -------

LONG-TERM DEBT, less current maturities
  (Note 3)                                       23,038         17,103
                                                -------        -------

SERIES "A" REDEEMABLE PREFERRED STOCK, $.50 par
   value, 70,000 shares authorized and issued
   (Note 5)                                           -              -

STOCKHOLDERS' EQUITY, per accompanying
 statements (Note 5):
 Preferred stock, no par value, 230,000 shares
   authorized, none issued                            -              -
 Common stock, $.10 par value, 10,000,000
   shares authorized, and 3,768,796 shares
   issued                                           377            377
 Paid-in capital                                  7,073          7,073
 Retained earnings                                  219          2,328
 Foreign currency translation adjustment           (497)          (284)
                                                -------        -------
   Total stockholders' equity                     7,172          9,494
                                                -------        -------
                                                $52,247        $35,994
                                                =======        =======

The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------

                                                              FOR THE YEARS ENDED JULY 31,
                                                       ---------------------------------------
                                                          1997            1998           1999
                                                       ----------      ---------      --------
                                                       (in thousands, except per share amounts)
NET SALES                                               $104,659        $91,706        $89,753
COST OF SALES                                             77,778         66,061         59,706
                                                        --------        -------        -------

 Gross profit                                             26,881         25,645         30,047
                                                        --------        -------        -------

OPERATING EXPENSES:
 Selling and administrative                               26,894         21,220         20,345
 Severence and Merger Costs (Note 12)                          -              -          1,201
 Research and development                                  3,936          2,650          2,226
                                                        --------        -------        -------

 Total operating expenses                                 30,830         23,870         23,772
                                                        --------        -------        -------

 Operating income (loss)                                  (3,949)         1,775          6,275
                                                        --------        -------        -------

OTHER EXPENSES:
 Interest                                                  2,398          3,509          2,893
 Other                                                     1,530          1,432          1,273
                                                        --------        -------        -------

 Total other expenses                                      3,928          4,941          4,166
                                                        --------        -------        -------

INCOME (LOSS) BEFORE INCOME TAXES                         (7,877)        (3,166)         2,109

PROVISION (BENEFIT) FOR INCOME
  TAXES (Note 7)                                          (2,687)           829              0
                                                        --------        -------        -------

NET INCOME (LOSS)                                       $ (5,190)       $(3,995)       $ 2,109
                                                        ========        =======        =======

NET INCOME (LOSS) PER COMMON SHARE (Note 5)
   Basic and Diluted                                    $  (1.55)       $ (1.11)       $   .56
                                                        ========        =======        =======

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (Note 5)
   Basic and Diluted                                       3,352          3,608          3,768
                                                        ========        =======        =======

OTHER COMPREHENSIVE INCOME
  (Loss) Net of Tax:

NET INCOME (LOSS)                                         (5,190)        (3,995)         2,109
                                                        ========        =======        =======

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                      (54)          (300)           213
                                                        --------        -------        -------

COMPREHENSIVE INCOME (LOSS)                             $ (5,244)       $(4,295)       $ 2,322
                                                        ========        =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1997, 1998, AND 1999
               -------------------------------------------------
                                   (Note 5)
                                   --------

                                                                  Foreign
                                                                  Currency
                             Common Stock   Paid-In  Retained   Translation
                            --------------
                            Shares  Amount  Capital  Earnings    Adjustment
                            ------  ------  -------  ---------  ------------
                                             (in thousands)
Balance -
  July 31, 1996              3,352    $335   $5,600   $ 9,404         $(143)
Net loss                         -       -        -    (5,190)            -
Foreign currency
  translation adjustment         -       -        -         -           (54)
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1997              3,352     335    5,600     4,214          (197)
Net loss                         -       -        -    (3,995)            -
Exercise of common stock
  options                       75       7      196         -             -
Issuance of common stock       341      35    1,277         -             -
Foreign currency
  translation adjustment         -       -        -         -          (300)
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1998              3,768     377    7,073       219          (497)
Net income                       -       -        -     2,109             -
Foreign currency
  translation adjustment         -       -        -         -           213
                            ------  ------  -------   -------         -----

Balance -
  July 31, 1999              3,768    $377   $7,073   $ 2,328         $(284)
                            ======  ======  =======   =======         =====


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Note 8)

                                                      FOR THE YEARS ENDED JULY 31,
                                               ----------------------------------------
                                                   1997          1998            1999
                                               ------------   ----------     ----------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ (5,190)     $ (3,995)         2,109
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization                    2,837         2,897          2,578
   Gain on sale of fixed assets                        (7)           (2)            (7)
   Foreign currency translation adjustment            (54)         (300)           213
  Change in operating assets and liabilities:
   (Increase)decrease in trade accounts
    receivable                                     (3,525)        2,604          2,278
   (Increase)decrease in inventories               (7,107)        2,656         11,876
   Decrease (increase) in
    income tax refund receivable                     (957)          957              -
   (Increase)decrease in prepaid expenses
    and deferred income taxes                      (1,633)          526            (33)
   (Increase)decrease in other assets                (396)          555             69
   Increase(decrease) in accounts payable          13,338        (6,470)       (11,705)
   Increase(decrease) in accrued liabilities          129        (1,080)           456
                                                 --------      --------       --------

   Net cash provided by (used) in operating
    activities                                     (2,565)       (1,652)         7,834
                                                 --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (2,722)         (583)          (716)
 Proceeds from sale of property, plant
   and equipment                                        -             -             28
                                                 --------      --------       --------

   Net cash used in investing activities           (2,722)         (583)          (688)
                                                 --------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                  104,213        93,397         82,740
 Repayments of borrowings under line of
   credit                                         (97,117)      (94,613)       (89,464)
 Borrowings under term loan                           500         5,000          1,800
 Principal payments on term loan and
   capital lease obligations                       (2,064)       (3,293)        (2,402)
 Proceeds from issuance of common stock                 -         1,515              -
                                                 --------      --------       --------

   Net cash provided by
     financing activities                           5,532         2,006         (7,326)
                                                 --------      --------       --------

   Net increase(decrease) in cash and
     cash equivalent                                  245          (229)          (180)
CASH AND CASH EQUIVALENT - beginning of year          621           866            637
                                                 --------      --------       --------

CASH AND CASH EQUIVALENT - end of year           $    866      $    637       $    457
                                                 ========      ========       ========


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1997, 1998, and 1999
               -------------------------------------------------

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business -
    --------
    Lowrance Electronics, Inc., and subsidiaries (the Company) design, manufacture, market and distribute sonars (also known as depth-sounders and fish-finders), global positioning system (GPS) navigational equipment and other marine electronic products and various related accessories. The Company's sonars are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company's GPS receivers are used in a variety of marine and non-marine applications, including aviation, hunting, hiking and backpacking.


    Principles of Consolidation -
    ---------------------------
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

    Property and Depreciation -
    -------------------------
    Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets range from two to fifteen years. Fully depreciated property and equipment with a cost of approximately $16 million is still in use as of July 31, 1999.

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

    Derivatives -
    -----------
    The Company uses forward sales contracts to hedge against losses due to changes in foreign currencies. Gains and losses realized from the contracts are recognized currently as other income or expense. Gains and losses resulting from the contracts have not had a material impact on the Company's results of operations. There are no open forward sales contracts at July 31, 1999.

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

    Advertising -
    -----------
    Advertising costs are expensed as incurred. The Company expensed approximately $4,200,000, $2,700,000, and $2,500,000 during the years 1997,
    1998 and 1999, respectively, for advertising.

    Fair Value of Financial Instruments -
    -----------------------------------
    Cash and cash equivalents, accounts receivable and accounts payable - The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

    Long-Term Debt and Revolving Credit Line - The amounts outstanding under the
    ----------------------------------------
    Company's term loan and revolving credit line bear interest at current market rates, thus their carrying amounts approximate fair market value. Interest rates underlying capitalized equipment leases approximate current market rates.

    Recently Issued Accounting Principles
    -------------------------------------
    The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective for the year ended July 31, 1999. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

    The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information effective for the year ended July 31, 1999. This Statement established standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of July 31, 1999, the Company had no outstanding derivative instruments.

    Reclassifications -
    -----------------
    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) BALANCE SHEET DETAIL

    Inventories -
    --------------------
    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                            1998      1999
                                                          --------  --------
                                                            (in thousands)
      Raw materials                                       $ 6,127   $ 4,255
      Work-in-process                                       4,820     2,579
      Finished goods                                       15,887     7,818
      Excess, obsolete, and realization reserves           (1,610)   (1,304)
                                                          -------   -------

       Total inventories                                  $25,224   $13,348
                                                          =======   =======

    Property, Plant, and Equipment -                        1998      1999
    -------------------------------                       --------  --------
                                                            (in thousands)
      Land                                                $   557   $   557
      Building and improvements                             4,354     4,491
      Machinery and equipment                              24,990    25,230
      Office furniture and fixtures                         5,141     3,549
                                                          -------   -------
                                                           35,042    33,827
      Less - accumulated depreciation                      25,151    25,819
                                                          -------   -------
       Net property, plant, and equipment                 $ 9,891   $ 8,008
                                                          =======   =======


    The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:

                                                            1998      1999
                                                          --------  --------
                                                            (in thousands)
      Machinery and equipment                             $ 5,438   $ 4,054
      Office furniture and fixtures                         1,007       400
                                                          -------   -------
                                                            6,445     4,454
      Less - accumulated depreciation                       3,234     1,953
       Net property, plant, and equipment                 -------   -------
         under capitalized leases                         $ 3,211   $ 2,501
                                                          =======   =======
    Reserve for Doubtful Accounts and Sales                 1998      1999
    ---------------------------------------               --------  --------
      Returns                                               (in thousands)
      -------
      Balance, beginning of period                        $   907   $   683

      Charged to expense                                      329       164
      Net (write-offs) recoveries                            (553)     (335)
                                                          -------   -------
      Balance, end of period                              $   683   $   512
                                                          =======   =======

    Excess, Obsolete, and Realization Reserve
    -----------------------------------------
      Balance, beginning of period                        $ 1,226   $ 1,610
      Charged to expense                                    1,190     1,391
      Net (write-offs) recoveries                            (806)   (1,697)
                                                          -------   -------
      Balance, end of period                              $ 1,610   $ 1,304
                                                          =======   =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

    Long-term debt and the revolving credit line are summarized below:

                                                 1998     1999
                                               -------  -------
                                                (in thousands)
      Revolving credit line                    $17,404  $10,680
      Term loans                                 5,410    6,251
      Capitalized equipment lease
       obligations, payable in monthly
       installments of approximately
       $83,000, including interest at
       rates from 7.9% to 10.4%, with final
       payments ranging from December 1999
       through November 2001                     3,722    2,279
                                               -------  -------
                                                26,536   19,210
      Less - current maturities                  3,498    2,107
                                               -------  -------

       Total long-term debt                    $23,038  $17,103
                                               =======  =======

    Future maturities of the above debt obligations at July 31, 1999, are approximately $2,107,000, $16,919,000, and $184,000, for the years ending July 31, 2000 through 2002, respectively.

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

    During September and November 1998, the Company's financing package was amended. Significant provisions of the amendments included changes in certain financial covenants and an additional advance of $1.8 million on an existing term loan. This amended term loan requires monthly principal payments of $80,000 which began in March 1999.

    The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

    The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the level of operating leases, and limits capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all debt covenants at July 31, 1999.

    The Company's indebtedness is collateralized by substantially all of the Company's assets. The Company had unfunded outstanding checks at July 31, 1998 and 1999 of $1.3 million and $1.1 million, respectively. These outstanding checks are included in accounts payable.

    Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                             Years Ended July 31,
                                       ---------------------------------
                                          1997        1998       1999
                                       ----------  ----------  ---------
                                                (in thousands)
    Highest amount borrowed              $24,095     $20,872    $19,169
    Average amount borrowed              $16,202     $18,025    $16,457
    Weighted average interest rate           9.1%       10.4%      10.3%

(4) LEASES

    Capital Leases -
    --------------
    Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets (See Note 3).

    The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 1999, (in thousands):

       Years ending July 31:
          2000                                              $1,039
          2001                                               1,266
          2002                                                 194
          2003                                                   -
                                                            ------
       Total minimum lease payments                          2,499
       Less amounts representing interest                      220
                                                            ------

       Present value of net minimum lease payments          $2,279
                                                            ======

       Current portion of obligations under
        capital leases                                      $  868

       Long-term portion of obligations under
         capital leases                                     $1,411

    Operating Leases -
    ----------------
    During 1997, 1998 and 1999, the Company recorded $1,765,000, $1,889,000 and $1,655,000, respectively, of expense related to operating leases.

    At July 31, 1999, future minimum rental payments for operating leases totaled $6,503,000. On August 30, 1996, the Company entered into a ten year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The lease has a fair market purchase option after three years and accordingly was accounted for as an operating lease. Payments for this facility are approximately $51,500 per month. The lease also includes rent escalations of 3% per year. Total future minimum rental payments under operating leases for the years ending July 31, 2000 through July 31, 2004 (including the rental for the Mexican facility assuming the purchase option is not exercised) are approximately $1,359,000, $984,000, $827,000, $791,000, and $808,000, respectively, and $1,734,000 thereafter.

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

    Following is a summary of outstanding and exercisable options under the Plan as of July 31 for the respective years set forth below:

                                           1997
                                          ------
      Total outstanding                   75,000
      Average option price                $ 2.71

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

                                      1997      1998     1999
                                    --------  --------  -------
      NET INCOME (LOSS):
           As reported              $(5,190)  $(3,995)   $2,110
           Pro forma                 (5,344)   (4,144)    1,956

      EARNINGS (LOSS) PER SHARE:
           Basic-as reported        $ (1.55)  $ (1.11)   $  .56
           Diluted-as reported        (1.55)    (1.11)      .56
           Pro forma-Basic            (1.59)    (1.15)      .52
           Pro forma-Diluted          (1.59)    (1.15)      .52

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


(6) RETIREMENT PLANS

       Substantially all U.S. Company employees participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1997, 1998, and 1999 were approximately $678,000, $462,000, and $590,000, respectively.

(7) INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                           Years Ended July 31,
                        -----------------------------
                           1997        1998      1999
                         ------      ------    ------
                               (in thousands)
     Current            $  (823)     $  93     $  99
     Deferred             1,864)       736       (99)
                        -------      -----     -----

       Total            $(2,687)     $ 829     $   -
                        =======      =====     =====

    The provision (benefit) for income taxes differs from the amount calculated by multiplying income (loss) before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                           Years Ended July 31,
                                        --------------------------
                                          1997      1998     1999
                                        --------  --------  ------
      Statutory rate                       34.0%    (34.0)%  34.0%
      Change in valuation allowance           -      63.2   (29.2)
      Foreign income taxes                   .9       2.8     4.7
      State income taxes                    (.9)     (2.3)   (1.6)
      Research & development credits          -      (1.4)      -
      Other                                 (.1)     (2.1)   (7.9)
                                         ------    ------   -----

      Effective rate                      (34.1)%    26.2%      -%
                                         ======    ======   =====

    The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company had a net operating loss carryforward of approximately $5.6 million and $9.3 million at July 31, 1997 and July 31, 1998, which expires July 31, 2012 and July 31, 2013. After the completion of the fourth quarter of fiscal 1998, the Company determined that a valuation allowance of $2,000,000 against the net operating loss carryforward was necessary as of July 31, 1998. During 1999, the valuation allowance was reduced to $1,384,000. Statement No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                                      1998      1999
                                                   --------  --------
                                                     (in thousands)
       Deferred tax assets -
         Reserves for product costs                $   466   $   574
         Reserves for compensation and benefits        499       137
         State tax credit carryforwards                286       376
         Accounts receivable reserves                  142        44
         Other accruals                                 64        83
         NOL carryforward                            3,457     3,047
                                                   -------   -------
                                                   $ 4,914   $ 4,261
         Less: valuation allowance                  (2,000)   (1,384)
         Net deferred tax asset                      2,914     2,877
                                                   =======   =======

       Deferred tax liabilities -
         Depreciation                              $ 1,048   $   912
                                                   =======   =======

(8)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Company acquired approximately $1,068,000 and $721,000 in equipment under capital lease obligations during 1997 and 1998. These transactions were accounted for as non-cash investing and financing activities, and therefore, are not included in the Consolidated Statements of Cash Flows. Interest of approximately $2,398,000 and $3,422,000 and $2,744,000 was paid during 1997, 1998, and 1999, respectively. No income tax payments were made in 1997, 1998 or 1999. An income tax refund of $957,000 was received in 1998.


(9)  SALES BY GEOGRAPHIC REGION

     The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic, export, and foreign sales:

                                      1997      1998      1999
                                    --------  --------  --------
                                           (in thousands)
       Net sales:
         Domestic                   $ 79,217   $69,376   $71,681
         Export sales                 12,010    10,116     7,849
         Foreign sales                13,432    12,214    10,223
                                    --------   -------   -------

          Total                     $104,659   $91,706   $89,753
                                    ========   =======   =======

     The majority of export and foreign sales are concentrated in Canada, Australia and Europe.


(10) SALES TO A MAJOR CUSTOMER

     During 1997 and 1999, one customer accounted for approximately 10% and 13%, respectively, of consolidated net sales in each year. No other customer accounted for 10% or more of consolidated net sales in 1997, 1998, or 1999.


(11) CONCENTRATIONS OF CREDIT RISK

     The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 1999.

     At July 31, 1998 and 1999, trade receivables related to these group concentrations were:

                                1998   1999
                               -----  -----

       Marine                    45%    50%
       Non-Marine                55%    50%

(12) SEVERANCE AND TRANSACTION COSTS

     During 1999 the Company recognized $770,000 in severance costs related to Tulsa workforce reductions. These efforts were aimed at reducing costs through headcount elimination, as well as the transferring of certain production related jobs to Lowrance's Mexico manufacturing facility. The total number of employees effected was 61. Additionally, the Company incurred $431,000 in costs associated with its pending merger with Orbital Sciences Corporation.

(13) MERGER WITH ORBITAL SCIENCES CORPORATION

     On March 11, 1999, Lowrance announced an agreement to merge with California-based Magellan Corporation, a leading satellite access company, as part of a merger agreement between Lowrance, Magellan and Magellan's parent company Orbital Sciences Corporation. According to the merger agreement, Lowrance shareholders will receive between 745,000 and 1,250,000 shares of Orbital common stock, with the actual number of Orbital shares issued to be determined by the market price of Orbital stock prior to closing. On August 26, 1999 the Company restated and amended its agreement whereby each share of outstanding common stock of the Company will be converted at the time of the merger into the right to receive $7.30 for each share of the Company's common stock. On October 12, 1999 Lowrance shareholders approved the merger. The transaction was anticipated to close in October, but certain conditions set forth in the merger agreement have not been satisfied, including receipt of the consent of Orbital's lenders.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LOWRANCE ELECTRONICS, INC.


DATE:    October 26, 1999          BY:/s/ Darrell J. Lowrance
       -------------------------     -------------------------------------
                                      Darrell J. Lowrance,
                                      President and
                                      Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
---------------------------
Darrell J. Lowrance         President, Chief Executive           October 26, 1999
                            (Principal Executive Officer)


/s/ Mark C. Wilmoth
---------------------------
Mark C. Wilmoth             Vice President of Finance and        October 26, 1999
                            (Principal Financial Officer and
                            Principal Accounting Officer)


/s/ Alpo F. Crane
---------------------------
Alpo F. Crane               Director                             October 26, 1999


/s/ Willard P. Britton
---------------------------
Willard P. Britton          Director                             October 26, 1999


/s/ Peter F. Foley, III
---------------------------
Peter F. Foley, III         Director                             October 26, 1999


/s/ Ronald G. Weber
---------------------------
Ronald G. Weber             Executive Vice President of          October 26, 1999
                            Technology and Engineering
                            and Director


/s/ Robert F. Biolchini
---------------------------
Robert F. Biolchini         Secretary and Director               October 26, 1999