Form 10-Q
period 1999-10-31
LOWRANCE ELECTRONICS INC
filed 1999-12-14
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


            --------------------------------------------------------

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

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


                             12000 East Skelly Drive
                              Tulsa, Oklahoma 74128
                     ---------------------------------------
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

                           YES    X      NO _____
                                -----

At October 31, 1999, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

  ITEM 1.   Condensed Consolidated Balance Sheets -
               October 31, 1999, 1998, and July 31, 1999...............     3

            Condensed Consolidated Statements of Operations -
               Three Months Ended October 31, 1999 and 1998............     4

            Condensed Consolidated Statements of Cash Flows -
               Three Months Ended October 31, 1999 and 1998............     5

            Notes to Condensed Consolidated Financial Statements.......   6-8

  ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........  9-11


PART II.  OTHER INFORMATION

  ITEM 1.   Legal Proceedings..........................................    11

  ITEM 2.   Changes in Securities......................................    11

  ITEM 3.   Defaults Upon Senior Securities............................    11

  ITEM 4.   Submission of Matters to a Vote of Security Holders........    11

  ITEM 5.   Other Information..........................................    11

  ITEM 6.   Exhibits and Reports on Form 8-K...........................    11

  SIGNATURES ..........................................................    12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                                                                   Oct. 31,        Oct. 31,        July 31,
                                                                     1999            1998           1999
                                                                 -----------      ----------     -----------
                                                                                (in thousands)
                                                     ASSETS
                                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $     801       $     423      $      457
  Accounts receivable, less allowances                                 7,708          13,015          11,464
  Inventories (Note 2)                                                13,386          21,632          13,348
  Prepaid expenses                                                       411             492             544
  Current deferred income taxes                                        1,214           1,457           1,214
                                                                     -------         -------         -------

     Total current assets                                          $  23,520       $  37,019      $   27,027

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)                           7,846           9,367           8,008

OTHER ASSETS                                                             209             209             208

DEFERRED INCOME TAXES                                                  1,553           1,221             751
                                                                     -------         -------         -------

                                                                   $  33,128       $  47,816      $   35,994
                                                                     =======         =======         =======

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)                    $   2,589       $   3,186      $    2,107
  Accounts payable                                                     3,383          11,799           3,321
  Accrued liabilities                                                  4,209           3,884           3,969
                                                                     -------         -------         -------

     Total current liabilities                                     $  10,181       $  18,869      $    9,397

LONG-TERM DEBT, less current
  maturities (Note 3)                                                 14,696          22,938          17,103

Series "A" Redeemable Preferred Stock, $.50 par
value, 70,000 shares authorized and issued                                 -               -               -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 authorized, none issued                         -               -               -
  Common stock, $.10 par value,
     10,000,000 shares authorized and 3,768,796 shares
     issued.                                                       $     377       $     377      $      377
  Paid-in capital                                                      7,073           7,073           7,073
  Retained earnings                                                    1,048          (1,089)          2,328
  Foreign currency translation adjustment                               (247)           (352)           (284)
                                                                     -------         -------         -------

     Total stockholders' equity                                    $   8,251       $   6,009      $    9,494
                                                                     -------         -------         -------

                                                                   $  33,128       $  47,816      $   35,994
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

                                                      Three Months Ended
                                                  --------------------------
                                                   Oct. 31,         Oct. 31,
                                                     1999             1998
                                                  ---------        ---------
                                                         (in thousands)
NET SALES                                           $13,438          $16,208

COST OF SALES                                         8,866           11,275
                                                    -------          -------

  Gross profit                                        4,572            4,933

OPERATING EXPENSES:
 Selling and administrative                           4,523            4,859
 Severance and Merger Costs                             669              527
 Research and development                               700              617
                                                    -------          -------

  Total operating expenses                            5,892            6,003
                                                    -------          -------

  Operating loss                                     (1,320)          (1,070)
                                                    -------          -------

OTHER EXPENSES:
 Interest expense                                       490              742
 Other, net                                             222              264
                                                    -------          -------

  Total other expenses                                  712            1,006
                                                    -------          -------

LOSS BEFORE
 INCOME TAXES                                        (2,032)          (2,076)

BENEFIT FOR
 INCOME TAXES                                          (752)            (768)
                                                    -------          -------

NET LOSS                                            $(1,280)         $(1,308)
                                                    =======          =======

LOSS PER BASIC AND DILUTED COMMON SHARE:

NET LOSS PER BASIC AND DILUTED SHARE                $  (.34)         $  (.35)
                                                    =======          =======

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING (BASIC AND DILUTED)               3,768            3,768
                                                    =======          =======

DIVIDENDS                                              NONE             NONE
                                                    =======          =======

OTHER COMPREHENSIVE INCOME
 (Loss) Net of Tax:

NET INCOME (LOSS)                                   $(1,280)         $(1,308)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  37              145
                                                    -------          -------

COMPREHENSIVE INCOME (LOSS)                         $(1,243)         $(1,163)
                                                    =======          =======

  The accompanying notes are an integral part of these condensed consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ----------------------------------------------
                             (Unaudited) (Note 5)

                                                                                  Three Months Ended
                                                                           ---------------------------------
                                                                            October 31,         October 31,
                                                                               1999                1998
                                                                           ------------        -------------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                                                   $  (1,280)       $      (1,308)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                595                  747
       Loss on retirement of fixed assets                                             -                   12
       Foreign currency translation loss                                             37                    -
   Changes in operating assets and liabilities:
       Decrease in accounts receivable                                            3,756                  727
       Decrease (increase) in inventories                                           (38)               3,592
       Decrease (increase) in prepaids, deferred
           income taxes, and other assets                                          (670)                (694)
       Decrease (increase) in liabilities and other                                 302               (2,711)
                                                                               --------             --------

       Net cash (used in) provided by operating activities                        2,702                  365

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                            (433)                (167)
                                                                               --------             --------

       Net cash used in investing activities                                       (433)                (167)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

   Borrowings under lines of credit                                              15,581               16,702
   Repayments of borrowings under lines of credit                               (16,998)             (16,538)
   Principal payments on term loans and capital
       lease obligations                                                           (508)                (576)
                                                                               --------             --------

       Net cash (used in) provided by  financing activities                      (1,925)                (412)
                                                                               --------             --------

       Net (decrease) increase in cash and cash equivalents                         344                 (214)

CASH AND CASH EQUIVALENTS - beginning of period                                     457                  637
                                                                               --------             --------

CASH AND CASH EQUIVALENTS - end of period                                     $     801             $    423
                                                                              =========             ========


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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 1999, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        Oct. 31,   Oct. 31,   July 31,
                                                          1999       1998       1999
                                                        --------   --------   --------
                                                                (in thousands)
          Raw materials                                  $ 4,324    $ 5,818    $ 4,255
          Work-in-process                                  2,147      3,278      2,579
          Finished goods                                   8,148     14,098      7,818
          Excess, obsolete, and realization reserves      (1,233)    (1,562)    (1,304)
                                                         -------    -------    -------
          Total inventories                              $13,386    $21,632    $13,348
                                                         =======    =======    =======

     Property, Plant, and Equipment, Net -
     -----------------------------------

          Land                                           $   557    $   557    $   557
          Building and improvements                        4,551      4,498      4,491
          Machinery and equipment                         25,585     24,962     25,230
          Office furniture and equipment                   3,568      3,500      3,549
                                                         -------    -------    -------
                                                          34,261     33,517     33,827

          Less - accumulated depreciation                 26,415     24,150     25,819
                                                         -------    -------    -------

          Net property, plant, and equipment             $ 7,846    $ 9,367    $ 8,008
                                                         =======    =======    =======

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                         Oct. 31,   Oct. 31,   July 31,
                                                           1999       1998       1999
                                                         --------   -------    -------
                                                                (in thousands)
     Revolving credit line                              $ 9,264    $17,568     $10,680
     Term loan                                            5,942      5,207       6,251
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $124,000 including interest at rates
       from 7% to 11%, with final payments ranging
       from January 1999 through November 2001            2,079      3,349       2,279
                                                        -------    -------     -------
                                                         17,285     26,124      19,210

     Less - current maturities                            2,589      3,186       2,107
                                                        -------    -------     -------

     Total long-term debt                               $14,696    $22,938     $17,103
                                                        =======    =======     =======

     Future maturities of the above debt obligations at October 31, 1999 are $2,589,000, $14,553,000, $143,000, for the years ending October 31, 2000 through 2002 respectively.

     At July 31, 1999 the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories and carried an interest rate of prime plus 1.5%. Borrowing against inventories is limited to $13 million in total.

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

     The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the level of operating leases, and limits capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all debt covenants at October 31, 1999.

     The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)  STOCKHOLDERS' EQUITY

     During the three months ended October 31, 1999 stockholders' equity changed for the following items: Net loss of $1,280,000 and a $37,000 decrease in the negative Foreign Currency translation adjustment.

(5)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the three months ended October 31, 1999, and October 31, 1998, the Company paid interest of approximately $490,000 and $716,000, respectively.

(6)  SEVERANCE AND MERGER COSTS

     During the three months ended October 31, 1999, and October 31, 1998, the Company recognized $488,000 and $527,000, respectively, in severance costs related to Tulsa workforce reductions. The efforts are aimed at reducing costs through headcount elimination as well as the transferring of certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees effected was sixty one. Additionally, for the three months ended October 31, 1999, the Company incurred $181,000 in costs associated with its pending merger with Orbital Sciences Corporation.

(7)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 26, 1999. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                        Description
          ----      -------------------------------------------------------

           1        Business and Summary of Significant Accounting Policies
           4        Capital Leases
           5        Stockholders' Equity and Related Items
           6        Retirement Plans
           7        Income Taxes

(8)  MERGER WITH ORBITAL SCIENCES CORPORATION

     On March 11, 1999, Lowrance announced an agreement to merge with California-based Magellan Corporation, a leading satellite access company, as part of a merger agreement between Lowrance, Magellan and Magellan's parent company Orbital Sciences Corporation. According to the merger agreement, Lowrance shareholders will receive between 745,000 and 1,250,000 shares of Orbital common stock, with the actual number of Orbital shares issued to be determined by the market price of Orbital stock prior to closing. On August 26, 1999 the Company restated and amended its agreement whereby each share of outstanding common stock of the Company will be converted at the time of the merger into the right to receive $7.30 for each share of the Company's common stock. On October 12, 1999 Lowrance shareholders approved the merger. The transaction is anticipated to close upon receipt of the consent of Orbital's lenders. Lowrance believes that Orbital is obligated to complete the merger, but there can be no assurance that they will be able to do so.

Part I, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Net sales for the three months ended October 31, 1999, decreased 17% compared to the same period the previous year. Unit sales which include sonar units, combination sonar/GPS navigation units and stand alone GPS navigation units decreased by approximately 7,600 units (9.8%) and the average price per unit decreased by 8.1%

     Unit sales declined due to lower sales of portable GPS products. Sales of these products declined due to the Company's decision to discontinue its low-end portable products for fiscal 2000. The decline in portable GPS unit sales was partially offset by increased sales of lower priced sonar units. The decline in the average selling price results from the decline in portable GPS units sales (these units have a higher average selling price than sonar) and an increase in sales of the low priced sonar units.

     Gross profit as a percent of net sales increased from 30.4% for three months ended October 31, 1998 to 34% for the three months ended October 31, 1999. The increase results from, (1) lower manufacturing costs resulting from improved efficiencies and the continued movement of manufacturing functions from the Company's Tulsa facility to the Company's Mexico facility, (2) declines in low priced/low margin GPS product sales, (3) lower raw material costs and, (4) price increases on certain products implemented during the second quarter of fiscal 1999.

     Operating expenses, excluding severance costs, as a percentage of net sales for the three months ended October 31, 1999, were 39% compared to 34% for the same period in fiscal 1999. Total costs decreased by $111,000. The increase as a percentage of net sales relates to the decrease in sales as noted above.

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

     During fiscal 1997, the Company began relocating certain of its manufacturing operations to its new plant in Mexico. The start-up of the new facility in Mexico was substantially on schedule. However, record low unemployment rates in Tulsa resulted in excessive turnover of production workers and an inability to maintain sufficient trained staff to support the Company's substantially increased production schedule intended to support record demand for its GPS products. This problem was magnified by management's focus on the start-up of the new Mexico facility and production delays of the Company's six new sonar models. These problems caused an excessive build-up of raw material and work-in process inventories that the Company could not convert to finished goods during the fiscal year. These factors resulted in inventories remaining well above historical levels throughout fiscal 1997. Management implemented controls to better manage production scheduling and inventory levels. During fiscal 1998, first and second quarter sales exceeded 1997 levels for the same periods, however, sales unexpectedly declined during the third and fourth quarters. The timing of the sales decline did not allow for reductions of shipments of raw materials from vendors based on the long lead times for certain component parts. As a result, inventory levels during 1998 continued to be higher than historical levels. Inventory gradually declined throughout fiscal 1999 as the Company consistently met its production and sales objectives. Inventory levels during the first quarter of fiscal 2000 were below levels during the first quarter of fiscal 1999, as the Company continued to achieve its production and sales goals.

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

     Cash flows of $2.7 million provided by operating activities for the first quarter of fiscal 2000 were used to fund $.4 million of capital additions and to reduce outstanding debt.

     Management expects the sources discussed above to satisfy the Company's current financing needs. At October 31, 1999 there were approximately $.8 million of borrowings available under the Company's revolving line of credit.

     Capital expenditures were $434,000 during the first three months of fiscal 2000 compared to $167,000 for fiscal 1999.

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

Outlook
-------

Current backlog is approximately $6.8 million compared to approximately $8.4 million at the same time last year. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

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



Dated:      December 14, 1999
       ---------------------------