Form 10-Q
period 2000-01-31
LOWRANCE ELECTRONICS INC
filed 2000-03-14
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

          -----------------------------------------------------------

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          ------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

          -----------------------------------------------------------


                        Commission File Number: 33-9464


                          LOWRANCE ELECTRONICS, INC.
            -------------------------------------------------------
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

At January 31, 2000, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                                                           PAGE
                                                                                                           ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets -
                      January 31, 2000, 1999, and July 31, 1999..................................              3

                  Consolidated Statements of Operations -
                      Three Months and Six Months Ended
                      January 31, 2000 and 1999..................................................              4

                  Consolidated Statements of Cash Flows -
                      Six Months Ended January 31, 2000 and 1999.................................              5

                  Notes to Consolidated Financial Statements.....................................          6 - 8

     ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................         9 - 10


PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings..............................................................             11

     ITEM 2.      Changes in Securities..........................................................             11

     ITEM 3.      Defaults Upon Senior Securities................................................             11

     ITEM 4.      Submission of Matters to a Vote of Security Holders............................             11

     ITEM 5.      Other Information..............................................................             11

     ITEM 6.      Exhibits and Reports on Form 8-K...............................................             11


     SIGNATURES..................................................................................             12

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)
                                   ---------

                                                                    Jan. 31,          Jan. 31,           July 31,
                                                                      2000              1999               1999
                                                                  -------------     -------------      --------
                                                                                   (in thousands)

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                       $    545         $     519         $    457
     Accounts receivable, less allowances                              10,421            14,241           11,464
     Inventories (Note 2)                                              13,262            22,045           13,348
     Prepaid expenses                                                     264               398              544
     Current deferred income taxes                                      1,214             1,453            1,214
                                                                    ---------         ---------        ---------

         Total current assets                                        $ 25,706         $  38,656         $ 27,027

PROPERTY, PLANT, AND EQUIPMENT, net (Note 2)                            7,541             8,764            8,008

OTHER ASSETS                                                              202               209              208

DEFERRED INCOME TAXES                                                   1,624             1,553              751
                                                                    ---------         ---------        ---------

                                                                     $ 35,073         $  49,182         $ 35,994
                                                                    =========         =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 3)                   $  2,577         $   3,072         $  2,107
     Accounts payable                                                   4,797            12,862            3,321
     Accrued liabilities                                                3,899             3,558            3,969
                                                                    ---------         ---------        ---------

         Total current liabilities                                   $ 11,273         $  19,492         $  9,397

LONG-TERM DEBT, less current
     maturities (Note 3)                                               15,796            24,185           17,103

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 70,000 shares authorized and issued                         -                -                 -

STOCKHOLDERS' EQUITY:
     Preferred stock, 230,000 shares authorized,
         none issued                                                        -                -                 -
     Common stock, $.10 par value, 10,000,000 shares
         authorized and 3,768,796 shares issued                      $    377         $     377         $    377
Paid-in capital                                                         7,073             7,073            7,073
Retained earnings                                                         764            (1,647)           2,328
Foreign currency translation adjustment                                  (210)             (298)            (284)
                                                                    ---------         ---------        ---------
Total stockholders' equity                                           $  8,004         $   5,505         $  9,494
                                                                    ---------         ---------        ---------

                                                                     $ 35,073          $ 49,182          $35,994
                                                                    =========         =========        =========

  The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                  Three Months Ended                     Six Months Ended
                                            -------------------------------       -----------------------------
                                             January 31,       January 31,         January 31,      January 31,
                                                 2000              1999               2000             1999
                                            ---------------   -------------       --------------   -------------
                                                      (in thousands)                       (in thousands)
NET SALES                                       $17,346           $17,922             $30,784          $34,130

COST OF SALES                                    11,019            12,080              19,885           23,355
                                                -------           -------             -------          -------

         Gross profit                           $ 6,327           $ 5,842             $10,899          $10,775
                                                -------           -------             -------          -------

OPERATING EXPENSES:
     Selling and administrative                 $ 3,836           $ 4,830             $ 8,358          $ 9,689
     Severance and merger costs                   1,532               204               2,201              731
Research and development                            716               610               1,416            1,227
                                                -------           -------             -------          -------

         Total operating expenses               $ 6,084           $ 5,644             $11,975          $11,647
                                                -------           -------             -------          -------

         Operating income (loss)                $   243           $   198             $(1,076)         $  (872)
                                                -------           -------             -------          -------

OTHER EXPENSES:
     Interest expense                           $   489           $   761             $   979          $ 1,502
     Other, net                                     205               324                 427              588
                                                -------           -------             -------          -------

         Total other expenses                   $   694           $ 1,085             $ 1,406          $ 2,090
                                                -------           -------             -------          -------

INCOME (LOSS) BEFORE
     INCOME TAXES                               $  (451)          $  (887)            $(2,482)         $(2,962)

PROVISION FOR
     (BENEFIT FROM) INCOME TAXES                   (167)             (328)               (918)          (1,096)
                                                -------           -------             -------          -------

NET INCOME (LOSS)                               $  (284)          $  (559)            $(1,564)         $(1,866)
                                                -------           -------             -------          -------

NET INCOME (LOSS) PER BASIC AND
     DILUTED SHARE                              $  (.08)          $  (.15)            $  (.42)         $  (.50)
                                                =======           =======             =======          =======

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING (BASIC
     AND DILUTED)                                 3,769             3,769               3,769            3,769
                                                  =====             =====               =====            =====

DIVIDENDS                                         NONE              NONE                NONE             NONE
                                                  ====              ====                ====             ====

OTHER COMPREHENSIVE INCOME
     (LOSS) NET OF TAX:

NET INCOME (LOSS)                               $  (284)          $  (559)            $(1,564)         $(1,866)

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                      37                54                  74              199
                                                -------           -------             -------          -------

COMPREHENSIVE INCOME (LOSS)                     $  (247)          $  (505)            $(1,490)         $(1,667)
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 6)


                                                                                  Six Months Ended
                                                                       --------------------------------------
                                                                        January 31,              January 31,
                                                                           2000                     1999
                                                                       -------------            -------------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                           $   (1,564)               $   (1,866)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                                        1,134                     1,329
         Gain on retirement of fixed assets                                      -                       (25)
         Change in unrealized foreign translation adjustment                    74                       199
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                          1,043                      (499)
         (Increase) decrease in inventories                                     86                     3,179
         (Increase) decrease in prepaids, deferred
             income taxes, and other assets                                   (587)                     (860)
         Increase (decrease) in liabilities and other                        1,406                    (2,120)
                                                                        ----------                ----------

         Net cash provided by (used in) operating activities            $    1,592                $     (663)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                               $     (667)               $     (213)
     Proceeds from sales of property                                             -                        25
                                                                        ----------                ----------
         Net cash used in investing activities                          $     (667)               $     (188)

CASH FLOWS FROM FINANCING ACTIVITIES (Note 3):

     Borrowings under line of credit                                    $   31,307                $   32,277
     Repayments of borrowings under line of credit                         (31,123)                  (32,335)
     Borrowings under term loan agreement                                        -                     1,800
     Principal payments on term loans and capital
         lease obligations                                                  (1,021)                   (1,009)
                                                                        ----------                ----------

         Net cash provided by (used in) financing activities            $     (837)               $      733
                                                                        ----------                ----------

         Net increase (decrease) in cash and cash equivalents           $       88                $     (118)

CASH AND CASH EQUIVALENTS - beginning of period                                457                       637
                                                                        ----------                ----------

CASH AND CASH EQUIVALENTS - end of period                               $      545                $      519
                                                                        ==========                ==========

 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Unaudited)

(1)    PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 2000, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. Certain reclassifications have been made to prior financial statements to conform to current period presentation.

(2)    BALANCE SHEET DETAIL

       Inventories -
       -----------

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                  Jan. 31,          Jan. 31,           July 31,
                                                                    2000              1999               1999
                                                                  --------          --------           ------
                                                                                 (in thousands)

                  Raw materials                                    $ 5,080           $ 7,682           $ 4,255
                  Work-in-process                                    1,938             3,532             2,579
                  Finished goods                                     7,599            12,386             7,818
                  Excess, obsolete and realization reserves         (1,355)           (1,555)           (1,304)
                                                                   -------           -------           -------

                  Total inventories                                $13,262           $22,045           $13,348
                                                                   =======           =======           =======

       Property, Plant, and Equipment, Net -
       -----------------------------------

                  Land                                             $   557           $   557           $   557
                  Building and improvements                          4,555             4,491             4,491
                  Machinery and equipment                           25,801            24,902            25,230
                  Office furniture and equipment                     3,581             3,501             3,549
                                                                   -------           -------           -------
                                                                   $34,494           $33,451           $33,827

                  Less - accumulated depreciation                   26,953            24,687            25,819
                                                                   -------           -------           -------

                  Net property, plant, and equipment               $ 7,541           $ 8,764           $ 8,008
                                                                   =======           =======           =======

(3)    LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                                  Jan. 31,          Jan. 31,           July 31,
                                                                    2000              1999               1999
                                                                  --------          --------           ------
                                                                                 (in thousands)
         Revolving credit line                                    $ 10,864          $ 17,346          $ 10,680
         Term loan                                                   5,633             6,871             6,251
         Capitalized equipment lease obligations,
              payable in monthly installments of approximately
              $79,000 including interest at rates from 7% to
              11%, with final payments ranging from March 2000
              through December 2002                                    876             3,040             2,279
                                                                  --------          --------          --------

                                                                  $ 18,373          $ 27,257          $ 19,210

         Less - current maturities                                   2,577             3,072             2,107
                                                                  --------          --------          --------

         Total long-term debt                                     $ 15,796          $ 24,185          $ 17,103
                                                                  ========          ========          ========

       Future maturities of the above debt obligations at January 31, 2000, are $2,577,000, $1,688,000, and $14,108,000 for the periods ending January
       31, 2001 through 2003, respectively.

       At January 31, 2000, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total.

       During March 2000, the Company's financing package was amended. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003 assuming neither party terminates. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving line of credit and term loan from prime plus 1.5% to prime plus .5%.

       The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

       The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the level of operating leases and limits capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The company was in compliance with all debt covenants at January 31, 2000.

       The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)    STOCKHOLDERS' EQUITY

       During the six months ended January 31, 2000, Stockholders' Equity changed for the following items: Net loss of $1,564,000 and a $74,000 decrease in the negative foreign currency translation adjustment.

(5)    CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the six months ended January 31, 2000, and January 31,1999, the Company paid interest of $979,000 and $1,502,000, respectively.

(6)    SEVERANCE AND MERGER COSTS

       During the six months ended January 31, 2000, the Company recognized $1,906,000 in severance costs primarily related to transferring certain production related jobs to the Company's Mexico manufacturing facility. Severance costs for all identified employees have been accrued as of January 31, 2000. For the same period in fiscal 1999, the Company recognized $731,000 in severance costs, $641,000 of which was related to the Mexico move and $90,000 of which was related to cost reduction efforts via headcount elimination during the first quarter of fiscal 1999. The total number of employees affected to date was 160.

       For the six months ended January 31, 2000, the Company incurred $295,000 in costs associated with its now terminated merger with Orbital Sciences Corporation (see note 8). The Company does not currently anticipate further costs relative to the merger.

(7)    FOOTNOTES INCORPORATED BY REFERENCE

       Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 26, 1999. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

               Note                          Description
               ----    -------------------------------------------------------
                1      Business and Summary of Significant Accounting Policies
                4      Capital Leases
                5      Stockholders' Equity and Related Items
                6      Retirement Plans
                7      Income Taxes

(8)    MERGER WITH ORBITAL SCIENCES CORPORATION

       On December 27, 1999 the Company terminated its Agreement and Plan of Merger with Orbital Sciences Corporation ("Orbital") when Orbital was unable to perform its obligations under the merger agreement. Had the merger been consummated, Orbital would have purchased all of the outstanding common stock of the Company at $7.30 per share.

Part I, Item 2
--------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
For the three months ended January 31, 2000, sonar and combination sonar/GPS navigation sales increased 15.5% as compared to the same period last year. Sonar and combination sonar/GPS navigation unit sales increased 11.6% year over year while stand-alone GPS navigation sales decreased 47.5% from last year due primarily to the discontinuance of certain non-mapping portable GPS navigation units. Total stand-alone GPS navigation unit sales decreased 62.0% year over year.

Net sales decreased in total by 3.2% for the three months ended January 31, 2000 as compared to the same period last year. Total unit sales decreased by approximately 1,800 units (2.1%).

For the six months ended January 31, 2000, sonar and combination sonar/GPS navigation sales increased 9.0% as compared to the same period last year. Sonar and combination sonar/GPS navigation unit sales increased 12.8% year over year while stand-alone GPS navigation sales decreased 52.1% from last year due primarily to the discontinuance of certain non-mapping portable GPS navigation units. Total stand-alone GPS navigation unit sales decreased 60.2% year over year.

Net sales decreased in total by 9.8% for the six months ended January 31, 2000 as compared to the same period last year. Total unit sales decreased by approximately 8,500 units (5.3%).

Gross profit as a percentage of net sales increased to 36.5% for the three months ended January 31, 2000 compared to 32.6% for the three months ended January 31, 1999. For the six months ended January 31, 2000, gross profit increased to 35.4% from 31.6% for the same period in fiscal 1999. The increase results from (1) lower manufacturing costs resulting from the relocation of the majority of the remaining manufacturing operations from the Company's Tulsa facility to the Company's Mexico facility, (2) the discontinuance of certain low margin, non-mapping portable GPS navigation units and (3) lower raw material costs.

Selling and administrative costs decreased as a percentage of sales due primarily to lower advertising expense year over year. Research and development expense increased as a percentage of sales for the first three months of fiscal 2000 as compared to the same period last year as a result of the Company's renewed focus on new product offerings. Severance and merger costs increased as a percentage of sales year over year primarily resulting from transferring additional production related jobs to its Mexico facility and the additional costs relative to its now terminated merger with Orbital Sciences Corporation (see note 6). As of January 31, 2000, severance costs for all identified employees have been accrued. Operating expenses increased by $440,000 for the three months ended January 31, 2000 as compared to the same period last year. Total operating expense as a percentage of sales increased from 31.5% to 35.1% for the same period due to increased severance as discussed previously. For the six months ended January 31, 2000, operating expenses increased by $328,000 as compared to last year and total operating expense as a percentage of sales increased from 36.2% to 38.9%.

Interest expense for the three and six months ended January 31, 2000 was $272,000 and $523,000 lower, respectively, than for the same periods in fiscal 1999. Increased cash flows from operations and reduced inventories and accounts receivable enabled the Company to reduce its debt and, thereby, its interest expense.

The after-tax net loss for the three months ended January 31, 2000 was ($284,000) as compared to a loss of ($559,000) for the same period in fiscal 1999. Excluding severance and merger costs, the after-tax net income for the three months ended January 31, 2000 would have been $681,000 as compared to a loss of ($430,000) for the same period in fiscal 1999. This improvement is due to higher gross profits and lower selling and administrative expense as described above.

For the six months ended January 31, 2000, the after-tax net loss was ($1,564,000) as compared to ($1,866,000) for the same period in fiscal 1999. Excluding severance and merger costs, the after-tax net loss for the six months ended January 31, 2000 would have been ($177,000) as compared to ($1,406,000) for the same period in fiscal 1999. This improvement is due to higher gross profits and lower selling and administrative expenses as described above.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million.

Historically, near-term liquidity is at its lowest in the period from August through December as the Company builds inventories for the peak sales season and offers extended terms on its accounts receivable. However, during the first six months of 2000, accounts receivable declined $1.0 million as minimal extended terms were offered and inventories continued to decline from July 31, 1999 due to the Company achieving tighter production schedules. These factors, along with higher gross margins and lower operating expenses, resulted in cash flows from operations of $1.6 million in the first six months of 2000 compared with cash flows used in operations of $.7 million in the first six months of 1999. The cash flows from operations were utilized to reduce outstanding debt and to fund $.7 million in capital expenditures.

In March 2000, the Company amended its agreement covering the line of credit and its term loan. The amendment extended the maturity of the agreement from December 31, 2000 to December 31, 2002 with a renewal option to extend the agreement to December 31, 2003. The amendment also reduced the interest rate on the line of credit and the term loan to prime plus .5% from prime plus 1.5%. At January 31, 2000, the Company has $1.4 million available under the line of credit.

Management believes the sources of liquidity discussed above are adequate to satisfy the Company's current financing needs.

Year 2000 Compliance
--------------------

The Company took appropriate steps to ensure that its computer systems would properly recognize date sensitive information when the year changed to 2000 or "00". The Company's thorough evaluation, modification and testing of all significant systems and its communication with key suppliers and vendors allowed a smooth transition from 1999 to 2000.

Third party noncompliance, previously identified as the highest risk area for the Company related to the year 2000, also had no materially adverse impact with the change of year. As anticipated, there were no disruptions such as communications problems with third parties, including order processing, purchase order placement and/or scheduling problems related to the manufacturing of the Company's products.

The costs to modify the Company's systems were not significant and did not have a material effect on sales or the results of operations. The Company does not anticipate further remediation expense.

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt.

Outlook
-------

Current backlog is approximately $9.4 million compared to approximately $10.6 million at the same time last year. It should be noted that fall and winter backlog numbers are not necessarily indicative of sales trends for the year. Also, while the backlog numbers are supported by purchase orders from customers, cancellations and/or delays of requested delivery times can, and often do, occur.

The Company anticipates improved profitability in fiscal 2000, primarily as the result of continuing cost reduction efforts, continuing favorable economic and market conditions and continued lower manufacturing costs compared to the prior year related to the relocation of additional manufacturing operations to Mexico. Management currently anticipates positive cash flows from operations in fiscal 2000 based on attaining current projections for net income and inventory levels. The expectation for continued profitability based on the above factors constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. While the Company believes that these forecasts are based on reasonable assumptions, no assurances can be given that these goals will be achieved. If the Company experiences production delays due to raw material shortages or unforeseen competitive pressures, this could have a materially adverse effect on current projections. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, thereby having an adverse effect on expected results for the remainder of the year.



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

           Not applicable

Item 5.    Other Information
           -----------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Form 8-K was filed on February 24, 2000, to disclose the Board authorization and replacement of the Company's Vice President of Finance and CFO.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LOWRANCE ELECTRONICS, INC.



                                        By:  /s/ Douglas J. Townsdin
                                             --------------------------
                                             Douglas J. Townsdin
                                             Vice President Finance &
                                             Chief Financial Officer

Dated: March 14, 2000
       --------------