Form 10-Q
period 2000-04-30
LOWRANCE ELECTRONICS INC
filed 2000-06-14
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

          ----------------------------------------------------------

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000

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

                                                YES   X         NO _____
                                                    -----

At April 30, 2000, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION
     ITEM 1.      Condensed Consolidated Balance Sheets -
                      April 30, 2000 and 1999, and July 31, 1999.................................        3

                  Consolidated Statements of Operations -
                      Three Months and Nine Months Ended
                      April 30, 2000 and 1999....................................................        4

                  Consolidated Statements of Cash Flows -
                      Nine Months Ended April 30, 2000 and 1999..................................        5

                  Notes to Condensed Consolidated Financial Statements...........................    6 - 8

     ITEM 2.      Management's Discussion and Analysis of

                      Financial Condition and Results of Operations..............................   9 - 11


PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings..............................................................       11

     ITEM 2.      Changes in Securities..........................................................       11

     ITEM 3.      Defaults Upon Senior Securities................................................       11

     ITEM 4.      Submission of Matters to a Vote of Security Holders............................       11

     ITEM 5.      Other Information..............................................................       11

     ITEM 6.      Exhibits and Reports on Form 8-K...............................................       11


     SIGNATURES..................................................................................       11

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (in thousands)
                                 ------------

                                                                    April 30,         April 30,        July 31,
                                                                      2000              1999             1999
                                                                  ------------      ------------       --------
                                                                  (Unaudited)       (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                      $    653          $    614         $    457
     Accounts receivable, less allowances                             12,919            17,823           11,464
     Inventories                                                      11,629            18,060           13,348
     Prepaid expenses                                                    221               451              544
     Current deferred income taxes                                       572             1,453            1,214
                                                                    --------          --------         --------
         Total current assets                                         25,994            38,401           27,027

PROPERTY, PLANT, AND EQUIPMENT, net                                    7,380             8,269            8,008

OTHER ASSETS                                                             202               209              208

DEFERRED INCOME TAXES                                                  1,353               457              751
                                                                    --------          --------         --------
                                                                    $ 34,929          $ 47,336         $ 35,994
                                                                    ========          ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt                           $  2,394          $  4,380         $  2,107
     Accounts payable                                                  4,822             7,081            3,321
     Accrued liabilities                                               3,644             3,766            3,969
                                                                    --------          --------         --------

         Total current liabilities                                    10,860            15,227            9,397

LONG-TERM DEBT, less current
     maturities                                                       13,674            23,528           17,103

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 40,000 shares authorized and issued                       --                --               --

STOCKHOLDERS' EQUITY:
     Preferred stock, 230,000 shares authorized,
         none issued                                                      --                --               --
     Common stock, $.10 par value,
         10,000,000 shares authorized, 3,768,796
         shares issued                                                   377               377              377
     Paid-in capital                                                   7,073             7,073            7,073
     Retained earnings                                                 3,238             1,349            2,328
     Foreign currency translation adjustment                            (293)             (218)            (284)
                                                                    --------          --------         --------
         Total stockholders' equity                                   10,395             8,581            9,494
                                                                    --------          --------         --------
                                                                    $ 34,929          $ 47,336         $ 35,994
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                            -------------------------       -------------------------
                                             April 30,     April 30,         April 30,       April 30,
                                               2000           1999             2000            1999
                                            -----------   -----------       -----------   ------------
                                                  (in thousands)                   (in thousands)
NET SALES                                      $ 25,366      $ 32,600          $ 56,150       $ 66,730

COST OF SALES                                    15,173        21,073            35,058         44,428
                                               --------      --------          --------       --------
         Gross profit                            10,193        11,527            21,092         22,302

OPERATING EXPENSES:
     Selling and administrative                   5,163         5,619            13,521         15,307
     Severance and merger costs                      --           251             2,201            982
     Research and development                       770           470             2,186          1,697
                                               --------      --------          --------       --------
         Total operating expenses                 5,933         6,340            17,908         17,986
                                               --------      --------          --------       --------
         Operating income                         4,260         5,187             3,184          4,316
                                               --------      --------          --------       --------

OTHER EXPENSES:
     Interest expense                               505           794             1,484          2,297
     Other, net                                     363           301               790            889
                                               --------      --------          --------       --------
         Total other expenses                       868         1,095             2,274          3,186
                                               --------      --------          --------       --------

INCOME BEFORE
     INCOME TAXES                                 3,392         4,092               910          1,130

PROVISION FROM INCOME TAXES                         918         1,096                --             --
                                               --------      --------          --------       --------
NET INCOME                                     $  2,474      $  2,996          $    910       $  1,130
                                               ========      ========          ========       ========
NET INCOME PER SHARE                           $    .66      $    .80          $    .24       $    .30
                                               ========      ========          ========       ========
OTHER COMPREHENSIVE INCOME
     (LOSS) NET OF TAX:

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                     (82)           80                (9)           279
                                               --------      --------          --------       --------
COMPREHENSIVE INCOME                           $  2,392      $  3,076          $    901       $  1,409
                                               ========      ========          ========       ========
  WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           3,769         3,769             3,769          3,769
                                               ========      ========          ========       ========
DIVIDENDS                                          NONE          NONE              NONE           NONE
                                               ========      ========          ========       ========


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          -------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 5)


                                                                              Nine Months Ended
                                                                       --------------------------------
                                                                        April 30,             April 30,
                                                                            2000                  1999
                                                                        ---------             ---------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                         $     910             $   1,130
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation                                                       1,655                 1,963
         (Gain) loss on retirement of fixed assets                            (31)                  (12)
         Change in unrealized foreign translation adjustment                   (9)                  279
     Changes in operating assets and liabilities:

         (Increase) decrease in accounts receivable                        (1,455)               (4,081)
         (Increase) decrease in inventories                                 1,719                 7,164
         (Increase) decrease in prepaids, deferred
           income taxes, and other assets                                     369                   183
         Increase (decrease) in liabilities and other                       1,176                (7,692)
                                                                        ---------             ---------

         Net cash provided by (used in) operating activities                4,334                (1,066)
                                                                        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                  (1,012)                 (353)
     Proceeds from sales of property                                           16                    25
                                                                        ---------             ---------

     Net cash used in investing activities                                   (996)                 (328)
                                                                        ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit line                                51,857                61,994
     Repayments of borrowings under revolving credit line                 (53,416)              (60,626)
     Borrowings under term loan agreement                                       -                 1,800
     Principal payments on term loans, capital
         lease obligations and other                                       (1,583)               (1,797)
                                                                        ---------             ---------

         Net cash provided by (used in)financing activities                (3,142)                1,371
                                                                        ---------             ---------

         Net increase (decrease)
         in cash and cash equivalents                                         196                   (23)

CASH AND CASH EQUIVALENTS - beginning of period                               457                   637
                                                                        ---------             ---------

CASH AND CASH EQUIVALENTS - end of period                               $     653             $     614
                                                                        =========             =========


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          -------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 2000, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        April 30,     April 30,     July 31,
                                                          2000          1999          1999
                                                        --------      --------      --------
                                                                   (in thousands)
         Raw materials                                  $  4,291      $  5,873      $  4,255
         Work-in-process                                   1,238         2,462         2,579
         Finished goods                                    7,364        11,061         7,818
         Excess, obsolete and realization reserves        (1,264)       (1,336)       (1,304)
                                                        --------      --------      --------

         Total inventories                              $ 11,629      $ 18,060      $ 13,348
                                                        ========      ========      ========

     Property, Plant, and Equipment, Net -
     -----------------------------------

         Land                                           $    557      $    557      $    557
         Building and improvements                         5,012         4,491         4,491
         Machinery and equipment                          25,660        24,920        25,230
         Office furniture and equipment                    3,594         3,512         3,549
                                                        --------      --------      --------
                                                          34,823        33,480        33,827

         Less - accumulated depreciation                  27,443        25,211        25,819
                                                        --------      --------      --------

         Net property, plant, and equipment             $  7,380      $  8,269      $  8,008
                                                        ========      ========      ========

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                            April 30,     April 30,     July 31,
                                                              2000          1999          1999
                                                            --------      --------      --------
                                                                       (in thousands)
       Revolving credit line                                $  9,121      $ 18,773      $ 10,680
       Term loan                                               5,323         6,561         6,251
       Capitalized equipment lease obligations,
            payable in monthly installments of approx-
            imately $74,000 including interest at rates
            from 7% to 11%, with final payments ranging
            from June 2000 through December 2002               1,624         2,574         2,279
                                                            --------      --------      --------

                                                              16,068        27,908        19,210

       Less - current maturities                               2,394         4,380         2,107
                                                            --------      --------      --------

       Total long-term debt                                 $ 13,674      $ 23,528      $ 17,103
                                                            ========      ========      ========

     Future maturities of the above debt obligations at April 30, 2000, are $2,394,000, $1,651,000, and $12,023,000 for the years ending April 30,
     2001 through 2002, respectively.

     At April 30, 2000, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At April 30, 2000, the Company had $3.3 million available under the revolving credit line.

     During March 2000, the Company's financing package was amended. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003 assuming neither party terminates. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5%.

     The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

     The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases. Violation of any of these provisions, except for the fixed charge ratio, would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. Violation of the fixed charge ratio results in an increase in the interest rate on the revolving credit line and term loan of .5%. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The company was in compliance with all debt covenants at April 30, 2000.

     The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the nine months ended April 30, 2000, and April 30, 1999, the Company paid interest of approximately $1,484,000 and $2,297,000, respectively.

(5)  SEVERANCE AND MERGER COSTS

     During the nine months ended April 30, 2000, the Company recognized $1,906,000 in severance costs primarily related to transferring certain production related jobs to the Company's Mexico manufacturing facility. Severance costs for all identified employees were fully accrued as of January 31, 2000. For the same period in fiscal 1999, the Company recognized $688,000 in severance costs, $598,000 of which was related to the Mexico move and $90,000 of which was related to cost reduction efforts via headcount elimination during the first quarter of fiscal 1999. The total number of employees affected to date was 161.

     For the nine months ended April 30, 2000 and April 30, 1999, the Company incurred $295,000 and $294,000, respectively, in costs associated with its now terminated merger with Orbital Sciences Corporation. The Company does not anticipate further costs relative to the merger.

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

(7)  MERGER WITH ORBITAL SCIENCES CORPORATION

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

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended April 30, 2000, sonar and combination sonar/GPS navigation sales decreased 4.8% as compared to the same period last year. Sonar and combination sonar/GPS navigation unit sales decreased 5.7% year over year while stand-alone GPS navigation sales decreased 61.9% from last year due primarily to the discontinuance of certain non-mapping portable GPS navigation units. Total stand-alone GPS navigation unit sales decreased 64.4% year over year.

Net sales decreased in total by 22.2% for the three months ended April 30, 2000 as compared to the same period last year. Total unit sales decreased by approximately 24,300 units (16.6%).

For the nine months ended April 30, 2000, sonar and combination sonar/GPS navigation sales increased 3.5% as compared to the same period last year; unit sales increased 4.1% year over year. Stand-alone GPS navigation sales decreased 56.8% from last year due primarily to the discontinuance of certain non-mapping portable GPS navigation units. Total stand-alone GPS navigation unit sales decreased 62.2% year over year.

Net sales decreased in total by 15.9% for the nine months ended April 30, 2000 as compared to the same period last year. Total unit sales decreased by approximately 31,800 units (10.3%).

Gross profit as a percentage of net sales increased from 35.4% for the three months ended April 30, 1999 to 40.2% for the three months ended April 30, 2000. For the nine months ended April 30, 2000, gross profit increased to 37.6% from 33.4% for the same period in fiscal 1999. The increase results from (1) lower manufacturing costs resulting from the relocation of the remaining manufacturing operations from the Company's Tulsa facility to the Company's Mexico facility,
(2) the discontinuance of certain low margin, non-mapping portable GPS navigation units and (3) lower raw material costs.

Selling and administrative costs increased as a percentage of sales due primarily to lower revenue year over year. Research and development expense increased as a percentage of sales as a result of the Company's renewed focus on new product offerings. Severance and merger costs increased as a percentage of sales year over year as the Company transferred additional production related jobs to its Mexico facility during the first quarter of fiscal 2000 and incurred additional costs relative to its now terminated merger with Orbital Sciences Corporation. Operating expenses decreased by $407,000 for the three months ended April 30, 2000 as compared to the same period last year. Total operating expense as a percentage of sales increased from 19.5% to 23.4% for the same period. There were no severance and merger costs for the period as the remaining liability was fully accrued as of January 31, 2000. For the nine months ended April 30, 2000, operating expenses decreased by $78,000 as compared to last year and total operating expense as a percentage of sales increased from 27.0% to 31.9%.

Interest expense for the three and nine months ended April 30, 2000 was $289,000 and $813,000 lower, respectively, than for the same periods in fiscal 1999. Increased cash flows from operations and reduced inventories and accounts receivable enabled the Company to reduce its debt and, thereby, its interest expense.

The after-tax net income for the three months ended April 30, 2000 was $2.5 million as compared to $3.0 million for the same period in fiscal 1999. For the nine months ended April 30, 2000, the after-tax net income was $910,000 as compared to $1.1 million for the same period in fiscal 1999. Excluding severance and merger costs, the after-tax net income for the nine-month period would have been $3.1 million as compared to $2.1 million for the same period in fiscal 1999. This improvement is due to higher gross profits and lower operating expenses as described above.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million revolving credit line and lease financing. The revolving credit line includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million.

Consistently lower inventory and receivables combined with higher gross margins and lower operating expenses resulted in an improvement in operating cash flows of $5.4 million for the nine months ended April 30, 2000 as compared to the same period in fiscal 1999. Cash flows from operations were $4.3 million for the nine months ended April 30, 2000 while cash flows used in operations were $1.1 million during the same period in fiscal 1999. The cash flows from operations were utilized to reduce outstanding debt and to fund $1.0 million in capital expenditures.

In March 2000, the Company amended its agreement covering the revolving credit line and its term loan. The amendment extended the maturity of the agreement from December 31, 2000 to December 31, 2002 with a renewal option to extend the agreement to December 31, 2003. The amendment also reduced the interest rate on the revolving credit line and the term loan to prime plus .5% from prime plus 1.5%. At April 30, 2000, the Company had $3.3 million available under the revolving credit line.

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

Outlook
-------

The Company anticipates continued profitability in fiscal 2000, primarily as the result of continuing cost reduction efforts, continuing favorable economic and market conditions and lower manufacturing costs related to the relocation of additional manufacturing operations to Mexico. Management currently anticipates positive cash flows from operations in fiscal 2000 based on attaining current projections for net income and inventory levels. The expectation for continued profitability based on the above factors constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. While the Company believes that these forecasts are based on reasonable assumptions, no assurances can be given that these goals will be achieved. If the Company experiences production delays due to raw material shortages or unforeseen competitive pressures, this could have a materially adverse effect on current projections. Additionally, because of the dynamic environment in which the Company operates, any one of several factors, including but not limited to perceived general economic conditions, weather conditions, raw material availability and new product introductions by competitors, could rapidly deteriorate, thereby having an adverse effect on expected results for the remainder of the year.

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

                                             LOWRANCE ELECTRONICS, INC.



                                        By:  /s/ Douglas J. Townsdin
                                            -----------------------------
                                             Douglas J. Townsdin
                                             Vice President Finance &
                                             Chief Financial Officer



Dated:     June 14, 2000
       -----------------------