Form 10-K405/A
period 1999-07-31
LOWRANCE ELECTRONICS INC
filed 2000-10-20
CIK 804073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended July 31, 1999

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________ to _____________

                          Commission File No. 0-15240

                           LOWRANCE ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       44-0624411
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)

12000 East Skelly Drive, Tulsa, Oklahoma                   74128
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code        (918) 437-6881

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.10 per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. [X]

              Aggregate Market Value of the Voting Stock Held By
             Non-Affiliates as of November 1, 1999 - $7,521,817/1/

                       Number of Shares of Common Stock
               Outstanding as of November 1, 1999 - 3,768,796/2/


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                               EXPLANATORY NOTE

     This Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report of Form 10-K for the fiscal year ended July 31, 1999, and is being filed solely for the purpose of filing the information required by Part III (Items 10, 11, 12 and 13) to the Form 10-K. The information contained herein was included in the Company's proxy statement mailed to shareholders on November 19, 1999. A copy of the proxy statement has been filed concurrently with the filing of this Amendment No. 1.


                          LOWRANCE ELECTRONICS, INC.

                                  FORM 10-K/A
                     AMENDMENT NO. 1 TO 1999 ANNUAL REPORT

                               TABLE OF CONTENTS

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant................   2

Item 11.  Executive Compensation............................................   4

Item 12.  Security Ownership of Certain Beneficial Owners and Management....   7

Item 13.  Certain Relationships and Related Transactions....................  10

SIGNATURES

______________________

/1/ Information provided herein is as of November 1, 1999, the date applicable to the period for which this filing is made. As of September 7, 2000, the Aggregate Market Value of the Voting Stock Held By Non-Affiliates is $4,695,093, as reflected in the Company's 8-K filing of September 7, 2000.


/2/ As of September 7, 2000, the Number of Shares of Common Stock Outstanding is 3,768,796, as reflected in the Company's 8-K filing of September 7, 2000.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the Company's executive officers and directors as of July 31, 1999.

Name                      Age                               Position
------------------------  ---  -------------------------------------------------------------------
Darrell J. Lowrance        61  Director, President and Chief Executive Officer

Ronald G. Weber            55  Director and Executive Vice President of Technology and Engineering

Steven L. Schneider(1)     40  Vice President of Sales and Marketing

Terry R. Nimmo(2)          51  Vice President of Manufacturing and Materials

Mark C. Wilmoth(3)         40  Vice President of Finance and Treasurer

Robert F. Biolchini(4)     60  Director and Secretary

Peter L. Foley, III(5)     63  Director

Alpo F. Crane(6)           58  Director

Willard P. Britton(7)      76  Director

(1)  Mr. Schneider's association with the Company ended on December 29, 1999.
(2)  Mr. Nimmo resigned as an officer on February 11, 2000.
(3)  Mr. Wilmoth resigned as an officer on February 9, 2000.
(4) Member of the Audit Committee and Compensation and Nominating Committee. Mr. Biolchini resigned as a director effective December 8, 1999.
(5)  Member of the Compensation and Nominating Committee.
(6) Member of the Audit Committee. Mr. Crane resigned as a director effective February 1, 2000.
(7)  Member of the Audit Committee and Compensation and Nominating Committee.

     Darrell J. Lowrance. Mr. Lowrance, age 61, a founder of the Company, has been with the Company since its formation in 1957. He currently serves as President and Chief Executive Officer and a Director of the Company, positions he has held since 1964. During 1983 and 1984, Mr. Lowrance served as President of the American Fishing Tackle Manufacturer's Association (AFTMA). In July 1988, Mr. Lowrance returned to the Board of Directors of AFTMA, a position he previously held from 1978 through 1986. Additionally, in April 1989, Mr. Lowrance was elected as a director of the National Association of Marine Products and Services.

     Ronald G. Weber. Mr. Weber, age 55, has served the Company as its Executive Vice President of Technology and Engineering since December 1993 and prior thereto served as

Senior Vice President of Engineering since 1980. Mr. Weber has also been a director since October 1992. Mr. Weber joined the Company in 1976, and prior to serving in his current position, he held several technical positions with the Company.

     Steven L. Schneider. Mr. Schneider, age 40, has served as Vice President of Sales and Marketing since March 1994. Prior to his current position, Mr. Schneider served as the Vice President of Marketing and International Sales from February 1993, and prior to that time he served as the Director of Marketing and International Sales from September 1992.

     Terry R. Nimmo. Mr. Nimmo, age 51, has served as Vice President of Manufacturing and Materials since June 1995. Mr. Nimmo joined the Company in April 1982 as its Manager of Information Systems and was promoted to Manager of Materials/Management Information Systems in 1991, where he served until promoted to his current position.

     Mark C. Wilmoth. Mr. Wilmoth, age 40, has served as Vice President of Finance and Treasurer of the Company since March 1994. Prior thereto, Mr. Wilmoth was Corporate Controller and Assistant Secretary since 1988.

     Robert F. Biolchini. Mr. Biolchini, age 60, has served as a Director of the Company and its Secretary since December 1985. Mr. Biolchini is a director and Chairman of the Board of Valley National Bank and his principal occupation since 1968 has been the practice of law as a partner in the law firm of Stuart, Biolchini, Turner & Givray, counsel for the Company.

     Peter F. Foley, III. Mr. Foley, age 63, has served as a director since October 1991 and has been President of Boone Bait Company, a company engaged in the manufacture of saltwater fishing lures, since 1978. For more than 10 years, Mr. Foley has served on numerous boards related to the marine industry, including the American Fishing Tackle Manufacturer's Association (AFTMA). Further, he has been awarded government grants, as an industry expert in international marketing of fishing tackle products, to study and report on key opportunities for the industry.

     Alpo F. Crane. Mr. Crane, age 58, has been a Director of the Company since December 1985 and presently is involved in private investments. Mr. Crane retired as the Director of International Sales for the In-Sink-Erator Division of Emerson Electric Company, a corporation engaged in the manufacture of a broad range of electrical-electronic products and systems, in 1993, a position he held since September 1989. Prior thereto, Mr. Crane was the President and Treasurer of Almar International, Ltd., a corporation engaged in international trade consulting.

     Willard P. Britton. Mr. Britton, age 76, has been a director of the Company since December 1985. Mr. Britton is a retired Vice President and Controller of Knight-Ridder, Inc., a corporation engaged primarily in communications.

     There are no family relationships between any director or executive officer of the Company. Alpo F. Crane is the son-in-law of the late James L. Knight, whose Estate is a principal Stockholder of the Company. Mr. Crane and Willard
P. Britton initially served as directors of the Company at the request of Mr. Knight and now serve at the request of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each director receives $12,000 per year compensation, provided the director attends at least 75% of the aggregate number of meetings of the Board and Committees upon which they sit. In addition, each director receives an additional fee of $1,000 for each meeting of the Board of Directors and $750 for each Committee meeting attended. All directors are reimbursed for certain reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or Committee meetings.

     There was no incumbent or nominee for director who failed to attend at least 75% of the aggregate number of meetings of the Board and Committees upon which they sit. No other compensation was paid or accrued for directors of the Company with respect to their 1999 services as directors of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the aggregate cash compensation paid for services rendered in all capacities to the Company to (i) the Company's Chief Executive Officer and (ii) the four other highest paid executive officers serving as such at the end of the fiscal year ended July 31, 1999, whose salary and bonus for the fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the "Named Officers". No other executive officer who would otherwise have been included in such table on the basis of fiscal year 1999 salary and bonus resigned or terminated employment during the year.

                                                                 (1)               (2)               (3)
Name of Individual/                                                           Other Annual           All
Principal Position              Year         Salary             Bonus         Compensation          Other
                                               ($)               ($)               ($)               ($)
--------------------------------------------------------------------------------------------------------------
Darrell J. Lowrance              1999          382,000         249,000             -              30,600
President and Chief              1998          382,000               -             -              30,300
Executive Officer                1997          374,000               -             -              26,255

Ronald G. Weber                  1999          208,000           92,000            -              30,600
Executive Vice President         1998          208,000                -            -              30,686
of Technology and Engineering    1997          204,000                -            -              24,347

Steven L. Schneider              1999          163,000           47,000             -              9,600
Vice President of                1998          163,000                -            -               9,313
Sales and Marketing              1997          160,000                -            -               9,553

Mark C. Wilmoth                  1999          145,000           64,000            -               9,010
Vice President of Finance and    1998          145,000                -            -               8,596
Treasurer                        1997          140,000                -            -               8,898

Terry R. Nimmo                   1999          145,000           64,000            -               9,001
Vice President of                1998          145,000                -            -               7,505
Materials/M.I.S.                 1997          140,000                -            -               7,703


(1) The Company's Executive Bonus Plan for fiscal year 1999 provided for a performance bonus pool measured entirely on the basis of the Company's pretax, prebonus earnings compared to budgeted pretax, prebonus earnings. This bonus pool was to be divided, based on certain predetermined percentages, between the Company's President, four Vice Presidents, and certain other key employees. In order to earn any performance bonus, it was necessary for pretax, prebonus income to exceed $700,000, which the Company did and accordingly a performance bonus pool of $489,000 was earned and paid in October, 1999 to those officers and key employees who earned a performance bonus. The Executive Bonus Plan for fiscal year 1999 also provided for discretionary bonuses for executive officers, except the President, and certain other key employees, granted at the recommendation of the President on the basis of individual performance not to exceed 15% of their respective salaries. The President exercised his right to recommend discretionary bonuses for executive officers and certain key employees of the Company to the Compensation and Nominating Committee of the Board of Directors. Accordingly, certain discretionary bonuses aggregating $124,000 were recommended by the Compensation and Nominating Committee and approved by the Board of Directors for payment in October of 1999. The Company paid an aggregate of $613,000 in bonuses in October 1999 pursuant to the Company's 1999 Executive Bonus Plan. The aggregate maximum amount payable pursuant to the Company's 1999 Executive Bonus Plan, to include performance bonuses and discretionary bonuses, was limited to $1,000,000.

(2) The 1999 remuneration described in other annual compensation includes the cost to the Company of benefits furnished to the executive officers, including premiums for life and health insurance, personal use of Company automobiles, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. During 1999, 1998, and 1997, no executive officers received other compensation in excess of 10% of such officer's cash compensation.

(3) Other long-term compensation resulted from contributions to the Lowrance Savings Plan and Trust Number 1 on behalf of the listed executive officers. Also included are director's fees of $21,000, $21,000 and $17,000 paid to Mr. Lowrance and $21,000, $21,000 and $15,000 paid to Mr. Weber in 1999, 1998 and 1997, respectively.

OPTION EXERCISES AND HOLDINGS

     The Company's 1986 and 1989 Stock Option Plans (the "Plans") adopted by the Board of Directors and approved by the Stockholders, reserve 400,000 shares of Common Stock (subject to certain adjustments) for issuance upon the exercise of incentive stock options (as defined in Section 422A of the Internal Revenue
Code), non-qualified stock options, and limited stock appreciation rights ("limited SAR's") which may be granted to directors, officers, and key employees (less than 13 persons are eligible to participate as of the date of this filing). The Plans are designed to serve as an incentive for attracting and retaining qualified and competent employees and directors.

     The Compensation and Nominating Committee of the Board of Directors administers and interprets the Plans and has authority to grant options on such terms and at such prices as it may determine, but the exercise price of incentive stock options will not be less than the fair market value of the Common Stock on the date of grant and no option will be exercisable after the expiration of ten years from the date of grant. The committee may also grant limited SAR's in tandem with options. A limited SAR is exercisable only to the extent that the related option is exercisable and the exercise of any portion of either the related option or tandem limited SAR will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem limited SAR. The Board of Directors has resolved that the exercise price of non-statutory stock options will be not less than 85% of the fair market value of the Common Stock on the date of grant.

     During fiscal year 1999, no options and no limited SAR's were granted. As of November 1, 1999, the Company had no non-qualified options issued of the 400,000 authorized in the Plans. There were no options exercised during the year by the Company's Chief Executive Officer and the other executive officers named in the compensation table.

     As of November 1, 1999, options on 80,000 shares under these plans have been exercised to date and no limited SAR's have been granted.

RETIREMENT PLAN

     The Lowrance Savings Plan and Trust (the "Retirement Plan") requires the Company to contribute to the Retirement Plan up to 6% of each participant's salary annually. Participants include all employees of the Company, including executive officers, who have completed one year of employment with at least 1,000 hours of service. The Company makes a fixed contribution of 3% of each participant's salary. In addition, if an employee makes voluntary contributions, the Company will make additional contributions equal to 100% of the first $10 per pay period of the employee's contribution and 50% thereafter, not to exceed 3% of the employee's salary. Each participant's interest in the Company's contributions vests fully over a period of seven years. Generally, a participant's interest in the Company's contributions may be withdrawn only upon termination or in certain hardship situations. The Trustees and Administrative Committee of the Retirement Plan are appointed by the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

  The Company is a party to employment and severance agreements with the following three executive officers of the Company: Terry R. Nimmo, Steven L. Schneider and Mark C. Wilmoth. Under these employment and severance agreements, all of which are substantially identical, if the Company is sold, merged, reorganized or otherwise acquired at a time when the executive is still employed with the Company, and if employment of any executive is terminated other than for "cause", as defined in the employment and severance agreement, then each such executive would be entitled to payment of the Company's standard severance and a lump sum payment in the amount of such executive's salary for one year. The aggregate amount of such cash benefits payable to each executive would be $197,981.00 for Mr. Nimmo, $222,557.00 for Mr. Schneider and $196,586.00 for Mr.
Wilmoth.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the 1999 fiscal year, Willard P. Britton, Peter F. Foley, III, and Robert F. Biolchini served as members of the Compensation and Nominating Committee of the Board of Directors. Each member of the Committee is a non-employee director of the Company.

  No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation and Nominating Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock, as of November 1, 1999, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director, (iii) the Named Officers in the summary compensation table above, and (iv) all current directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC and information is not necessarily indicative of beneficial ownership for any other purpose. Shares of Common Stock subject to options, warrants or convertible promissory notes currently exercisable or convertible, or exercisable or convertible within 60 days of November 1, 1999 are deemed to be beneficially owned by the person holding such option, warrant or convertible promissory notes for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based upon such information furnished by such owners, have sole investment power with respect to such shares, subject to community property laws where applicable.

Name and Address                                   Amount and Nature of                   Percentage
of Beneficial Owner (1)                            Beneficial Ownership                  of Class (2)
-----------------------                            ---------------------                 ------------

     Darrell J. Lowrance (3)                          1,907,423(4)                             50.6%
     12000 East Skelly Drive
     Tulsa, OK  74128-2486

     Willard P. Britton (3)                              14,653 *
     1571 Breakwater Terrace                             Direct
     Hollywood, FL  33019

     Ronald G. Weber (3)                                 71,745(5)                              1.9%
     12000 East Skelly Drive
     Tulsa, OK  74128-2486

     Robert F. Biolchini (6)                             95,661                                 2.5%
     3300 First Place Tower                              Direct
     15 East 5th Street
     Tulsa, OK  74103

     Peter F. Foley, III (3)                             54,183                                 1.4%
     Boone Bait Company                                  Direct
     1501 Minnesota Avenue
     Winter Park, FL  32790

     Alpo F. Crane (6)                                    3,580 *
     2633 Richardson Drive, Apt. 3-C                     Direct
     Charlotte, NC  28211

     Estate of James L. Knight                          384,152                                10.2%
     c/o Northern Trust Bank of                          Direct
      Florida, N.A.




     700 Brickell Avenue
     Miami, FL  33131-2881

     All directors and                                2,169,095 (7)                        57.6%
     officers as a group
     (including those listed
     above, nine persons
     total)



* One-half of one percent or less

(1) This table is based upon information supplied to us by executive officers, directors and stockholders owning greater than five percent, as set forth in filings required by the Securities and Exchange Commission or as otherwise provided. Although Loeb Arbitrage Fund, c/o Loeb Partners Corporation, 61 Broadway, New York, NY 1006 filed a Schedule 13(D) with the Securities and Exchange Commission on October 28, 1999, this table does not identify it as a five percent owner since both its 13(D) filing and actual stock ownership reflect that it beneficially owns less than five percent of the Company's Common Stock.

(2) Percentage of beneficial ownership is calculated assuming 3,768,796 shares of Common Stock were outstanding as of November 1, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible promissory notes currently exercisable or convertible or exercisable or convertible within 60 days of November 1, 1999, are included in the number of shares outstanding for computing the percentage of the person holding such option, warrant or convertible promissory note but are not included in the number of shares outstanding for computing the percentage of any other person.

(3)  Director.

(4) Includes 180,500 shares held indirectly in an individual retirement account with Mr. Lowrance having the sole voting and investment power, 143,908 shares held of record by the Trustees of the Lowrance Savings Plan and Trust for Mr. Lowrance, who is entitled to vote such shares and 3,725 owned indirectly by an immediate family member.

(5) Includes 33,000 shares held of record by the Trustees of the Lowrance Savings Plan and Trust for Mr. Weber, who is entitled to vote such shares.

(6)  Former director.

(7) All voting securities owned by officers and directors are owned directly except for 365,033 shares.

     Darrell J. Lowrance and James L. Knight (deceased) entered into a Shareholders' Agreement dated December 22, 1978, which provides that, except for sales in a public offering, neither party may sell his Common Stock without offering the Company the right of first refusal at the same price offered by a third party, payable in eight equal annual payments, including annual interest at 8%. If the Company does not exercise the right of first refusal and purchase the Common Stock, then the other individual party has the right to purchase such stock at the same price and under the same payment terms. On October 8, 1986, a First Amendment to the Shareholders' Agreement was entered into between Messrs. Knight and Lowrance which allowed them, after the initial public offering of the Company's stock in 1986 to sell their Common Stock in the public market pursuant to Rule 144 and permits charitable donations of their Common Stock within certain limits as to the total number of shares which may be donated to one charitable institution without first offering such stock to the Company or the other party. The right of first refusal terminates only when either (a) Mr. Lowrance's stock ownership in the Company is less than 15% of the Company's outstanding stock, or (b) Mr. Knight's stock ownership in the Company is less than 10% of the Company's outstanding stock, exclusive of any stock donated by either of them to a charitable institution.

Additionally, Messrs. Lowrance and Knight entered into an Agreement on October 8, 1986, with the Company whereby they agreed not to sell any of their shares of Common Stock privately, except as permitted under the First Amendment to Shareholders' Agreement.

     As of November 1, 1999, 806,936 shares of Common Stock were sold in the public market by the Estate of James L. Knight pursuant to Rule 144 since May of 1992 when the Estate first elected to sell stock owned by the Estate as permitted by the Agreement and First Amendment to Shareholders' Agreement and as allowed under Rule 144. Additionally, in May 1993, 68,966 shares of common stock were sold by the Estate of James L. Knight to the Company and retired and 34,483 shares were sold by the Estate of James L. Knight directly to Mr. Lowrance. Except for the sales made by the Estate of James L. Knight pursuant to Rule 144 and the sales made by the Estate of James L. Knight to the Company and Mr. Lowrance, neither Mr. Knight nor Mr. Lowrance has sold nor made a gift of any stock in the Company pursuant to the aforementioned Agreement and First Amendment to Shareholders' Agreement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

  None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOWRANCE ELECTRONICS, INC.


DATE:  October 17 , 2000        BY:  /s/ Darrell J. Lowrance
       -------------------------      -------------------------------------
                                    Darrell J. Lowrance,
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:


/s/ Darrell J. Lowrance
-----------------------
Darrell J. Lowrance    President and Chief Executive Officer   October 17, 2000
                       (Principal Executive Officer)


/s/ Douglas J. Townsdin
-----------------------
Douglas J. Townsdin    Vice President of Finance and          October 17, 2000
                       Chief Financial Officer
                       (Principal Financial Officer and Principal Accounting
                       Officer)


/s/ Willard P. Britton
----------------------
Willard P. Britton     Director                               October 17, 2000


/s/ Peter F. Foley, III
-----------------------
Peter F. Foley, III    Director                               October 17, 2000


/s/ Ronald G. Weber
-----------------------
Ronald G. Weber        Director and Executive Vice President  October 17, 2000
                       of Engineering and Manufacturing