Form 10-Q/A
period 1999-10-31
LOWRANCE ELECTRONICS INC
filed 2000-10-20
CIK 804073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (918) 437-6881
             (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No _____

     Indicate the number of shares outstanding in each of the issuer's class of common stock, as of the latest practicable date.

Classes:                                Outstanding as of September 7, 2000:
Common Stock ($.10 par value)                    3,768,796

                               EXPLANATORY NOTE

     This Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Quarterly Report of Form 10-Q for the quarterly period ended October 31, 1999 and is being filed solely for the purpose of filing the information required by Part II, Item
4. Except for Item 4, no other information included in the original report on Form 10-Q is amended by this amendment.


                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 12, 1999, a Special Meeting of Stockholders was held. The matters presented to Stockholders and voted on at the meeting, and the results thereof are as follows:

     A. The Company's stockholders approved and adopted an Amended Agreement and Plan of Merger, to be effective March 11, 1999, whereby (i) Orbital Merger Sub, Inc., a wholly-owned subsidiary of Orbital Sciences Corporation ("Orbital") will merge with and into the Company, with the Company being the surviving corporation, and (ii) the holder of each share of the Company's common stock will receive the right to receive $7.30 in cash per share, other than shares held by stockholders who are entitled to and have perfected their appraisal rights, shares held in the Company's treasury or by any of the subsidiaries of the Company, or shares held by Orbital or any subsidiary of Orbital.(1) The voting results are as follows:

                                 Votes For    Votes Against    Abstaining
                                 ---------    -------------    ----------

Adoption of Plan of Merger       3,143,828        4,115          1,000

     B. The Company's stockholders approved and ratified the December 9, 1997 issuance of 341,338 shares of restricted Common Stock of the Company for a cash purchase price of $3.84 per share in a private placement to the Company's directors. The voting results are as follows:

                                 Votes For    Votes Against    Abstaining
                                 ---------    -------------    ----------

Ratification of Stock Issuance   3,092,836       44,397         11,710

     C. In accordance with the requirements for listing the Company's Common Stock on the NASDAQ National Market, the stockholders other than the directors of the Company (the "disinterested stockholders") approved and ratified the December 9, 1997 issuance of 341,338 shares of restricted Common Stock of the Company for a cash purchase price of $3.84 per share in a private placement to the Company's directors. The voting results of the disinterested stockholders are as follows:

-------------------------
(1) The Agreement and Plan of Merger with Orbital Sciences Corp. was terminated by the Company effective December 27, 1999.

                                 Votes For    Votes Against    Abstaining
                                 ---------    -------------    ----------

Ratification of Stock Issuance    945,598        44,397          11,710


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LOWRANCE ELECTRONICS, INC.


DATE:  October 17, 2000                    BY: /s/ Darrell J. Lowrance
       ----------------                    -----------------------
                                           Darrell J. Lowrance,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



DATE:  October 17, 2000                    BY:  /s/ Douglas J. Townsdin
       ----------------                    ----------------------------
                                           Douglas J. Townsdin
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)