Form 10-Q/A
period 2000-01-31
LOWRANCE ELECTRONICS INC
filed 2000-10-20
CIK 804073

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

                               EXPLANATORY NOTE

     This Form 10-Q/A constitutes Amendment No. 1 to the Registrant's Quarterly Report of Form 10-Q for the quarterly period ended January 31, 2000 and is being filed solely for the purpose of filing the information required by Part II, Item
4. Except for Item 4, no other information included in the original report on Form 10-Q is amended by this amendment.


                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 14, 1999, the Company's Annual Meeting of Stockholders was held. The matters presented to Stockholders and voted on at the meeting, and the results thereof are as follows:

     A. The Company's stockholders elected the following persons as Class I directors for three year terms expiring December 2002. Results by nominee are as follows:

                                    Votes For    Authority Withheld
                                    ---------    ------------------

Willard P. Britton                  3,227,167          17,500
Ronald G. Weber                     3,232,467          12,200

     B. The Company's stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending July 31, 2000. The voting results are as follows:

                                    Votes For    Votes Against    Abstaining
                                    ---------    -------------    ----------

Ratification of appointment
of independent accountants          3,233,936        7,166          3,565


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LOWRANCE ELECTRONICS, INC.


DATE:  October 17 , 2000                   BY: /s/ Darrell J. Lowrance
       -----------------                       -----------------------
                                           Darrell J. Lowrance,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

DATE:  October 17, 2000                    BY:  /s/ Douglas J. Townsdin
       ----------------                         -----------------------
                                           Douglas J. Townsdin
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)