Form 10-K405
period 2000-07-31
LOWRANCE ELECTRONICS INC
filed 2000-10-23
CIK 804073

                               F O R M   1 0 - K

      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

                                 Washington, D.C.  20549

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended July 31, 2000
                                      or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from  ___________ to __________

                       Commission File Number:  0-15240

               L O W R A N C E   E L E C T R O N I C S,  I N C.
             ----------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. [X]

              Aggregate Market Value of the Voting Stock Held By
                Non-Affiliates on October 18, 2000 - $6,399,254

                       Number of Shares of Common Stock
                  Outstanding on October 18, 2000 - 3,768,796

                      DOCUMENT INCORPORATED BY REFERENCE
         Proxy Statement for Annual Meeting of Stockholders to be held
                         December 12, 2000 - Part III

                                   FORM 10-K

               Annual Report for Fiscal Year Ended July 31, 2000

                          LOWRANCE ELECTRONICS, INC.

                                                                 Page
                                                                 ----

                             Table of Contents
                      -------------------------------

                                  PART I

Item 1.     Business............................................... 1

Item 2.     Properties.............................................14

Item 3.     Legal Proceedings......................................14

Item 4.     Submission of Matters to a Vote of Security Holders....14


                                  PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters....................................15

Item 6.     Selected Financial Data................................15

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................16

Item 8.     Financial Statements and Supplementary Data............21

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................21


                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.....21

Item 11.    Executive Compensation.................................21

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.........................................21

Item 13.    Certain Relationships and Related Transactions.........22


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K....................................22
                                                      and F-1 to F-17

Signatures  .......................................................26

                          LOWRANCE ELECTRONICS, INC.
                                 Annual Report
                       For the Year Ended July 31, 2000


                                 PART I

Item 1. Business
------- --------

General     (For this Annual Report, the term "Company" refers to
-------
            Lowrance Electronics, Inc., including its subsidiaries and its predecessors, unless the context indicates otherwise.)

    Founded in 1957, incorporated in 1958 and re-organized as a Delaware corporation in 1986, the Company, today, remains the world leader in the design, manufacture and sales of sportfishing SONAR (also known as fish finders or depth finders) and Global Positioning Systems (GPS/Mapping). The Company commands almost 50% of the total worldwide annual unit sales of sportfishing SONAR through dual-brand marketing of its "Lowrance" and "Eagle" trade names. In support of those two brands, the Company also markets a complete line of related accessories (transducers, temp/speed/distance sensors, mounting systems, GPS receivers/antennas, detailed CD-ROM mapping software, SONAR/GPS computer interfaces and a variety of cables/connectors, etc.). The Company's SONAR instruments are used primarily by sports fishermen to: detect underwater structure, schools of baitfish, and individual game fish; determine bottom depth as well as bottom composition/hardness; and display water surface temperature, trolling speed and distance traveled readings. Fishermen and boaters also utilize the Company's SONAR products as critical navigational and safety devices for determining bottom depth in lakes, rivers, coastal and offshore waters. The Company's 12-parallel channel GPS receivers offer consumers faster satellite lock-ons and more accurate GPS navigation. Whether using the built-in custom background world map, the Company's exclusive MapCreate CD-ROM detailed mapping software, or compatible Navionics digitized mapping, fishermen and boaters can determine precisely where they are relative to landmarks on the map, then see exactly what is under their boats as well. Several products offer combined SONAR/GPS-mapping capabilities; others provide stand-alone SONAR or GPS capabilities. Some models are gimbal-mounted in brackets; some can be panel-mounted in a console; others are hand-held products. The GPS navigational receivers can be used in a variety of marine and non-marine applications such as fishing, boating, hunting, camping/backpacking, RV/off-road vehicles, aviation and automobile navigation. The Company's SONAR and GPS products are marketed primarily through wholesale distributors, dealers, original equipment boat manufacturers (OEMs), mail-order catalogs, mass merchants and other retail outlets in all fifty states and in sixty-five foreign countries.

    The Company's principal U.S. corporate offices are located at 12000 East Skelly Drive, Tulsa, Oklahoma 74128, and the main telephone number is
918.437.6881. The corporate offices encompass: Engineering, Sales and Marketing, Order Management, Customer Service, Product Warranty and Repair, Purchasing, Accounting, and LEI Extras, Inc. (accessory sales). Over 200 professional staff and management personnel are employed at the Tulsa corporate facility. The primary U.S. Warehouse/Distribution Center is also located in Tulsa, OK at 1541
North Garnett Road, 74116 - Phone 918.438.8790.      The Company's principal
manufacturing facility, Electronica Lowrance, is located in Ensenada, Mexico, approximately 100 miles south of San Diego, California. There are over 700 manufacturing and production support at the Ensenada plant.

Products
--------


    The Company's dual-brand product lines consist primarily of SONAR and GPS/Mapping navigational products, along with popular accessories for both brands and product categories.

    SONAR Systems
    -------------

        The components of a typical SONAR (SOund Navigation And Ranging) system are: (1) A SONAR head unit with LCD display, keypad and internal circuitry including a transmitter and receiver; (2) A transducer (which transmits and receives sound waves through the water); and (3) A power source (i.e., the 12-Volt marine battery already installed on most boats). The head unit is connected by cable to the transducer which is often mounted on the transom of a boat or banded to a trolling motor so that when in use, the transducer is always slightly beneath the surface and has a smooth flow of water around it. The head unit containing the transmitter, receiver and display is normally mounted on the console (gimbal bracket or panel mount) where it can be easily viewed by the boat operator; occasionally, a second SONAR head unit is mounted on the bow near the trolling motor so the angler can observe the fish finder clearly when fishing from the forward deck. The SONAR components work together by first generating an electrical impulse in the transmitter, then converting that energy into sound waves in the transducer and transmitting those ultrasonic pulses down through the water. When the sound waves strike objects such as the bottom, an underwater structure, a shipwreck, a school of baitfish or an individual game fish - they rebound, creating echoes. The transducer converts the echoes back into electrical impulses which are sent to the receiver. The receiver processes the impulses and transmits the information to the display for use by the boater. This sounding process repeats itself many times per second, each time at a slightly different location (assuming the boat is moving) and instantly and accurately paints detailed pictures of the underwater world by combining the results of numerous soundings. The resultant SONAR images are extremely helpful to anglers and boaters in their interpretation of suspended targets and the bottom.

        The Company's SONAR products are extremely durable and completely waterproof and are designed to withstand the harsh environments, including the shock and vibration encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open to direct sun and are subject to shock, rain, salt spray and temperature extremes that constantly test the durability of a SONAR. The Company's products are also designed specifically for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth and location of individual game fish, depth of thermoclines, or underwater structures, rather than the location of large schools of fish. The Company's SONAR units are designed for and used by both freshwater and saltwater sports fishermen and boaters. The Company's SONAR models can typically utilize a variety of transducers manufactured by the Company in different sizes, shapes, frequencies and beam angles, to fit all types of boats and for every deep and shallow water application. The Company's SONAR instruments are distinguished primarily by the types of their displays. Today, the vast majority of its products utilize graphic liquid crystal displays (LCDs), although the Company still manufactures significant numbers of flashers and digital LCDs (other SONARs).

     Graphic Liquid Crystal Display (LCD) SONAR - The Company pioneered LCD
     ------------------------------------------
     technology with regard to LCD use in SONAR products. The Company was the first to employ high-resolution, high-contrast Film SuperTwist LCD technology, which has earned it a reputation for high-quality SONAR instruments with the very best target detail and separation in the industry. During 2000, the Company announced that by 2001, all its SONAR products will have Film SuperTwist displays, from the basic $99 Eagle unit, to the top-of-the-line Lowrance products. At ICAST 2000, the Company introduced a whole new LCX-15 and LCX-16 Series of big-screen, high-performance monochrome transflective, color transflective and color TFT (Thin Film Transistor) Lowrance LCD products. Patterned after the superb performance qualities of their X-15 and X-16 paper graph ancestors, some of these new LCD products have up to 6.38", 640 x 480 pixel screens, offering much higher levels of resolution and readability. Plus, they offer unprecedented record/playback capabilities with reusable, compact digital Multi-Media Cards (MMC). One of the new Lowrance color LCDs, the LCX-16Ci, was presented the prestigious "Best of Show" Award at ICAST 2000.

        Also during the 4th quarter of 2000, the Company introduced 7 new Eagle SONAR and GPS-mapping LCD products: first, there were 3 new entry-level SONAR units in the FishEasy Series (FishEasy, FishEasy ST, and FishEasy Portable); next was the TriFinder 3Beam SONAR that produces the widest underwater coverage yet - up to 150 with ASP on; the Status is the new 160 x 160 pixel, SONAR/GPS-mapping combo; the new Eagle Journey is a stand-alone, 12-parallel channel GPS/mapping-only unit; and finally, the Accura 240 offers a 240 x 240 pixel high-resolution LCD screen that produces superior target detail.

        In general, the Company's LCD products are easier to use, provide more advanced capabilities and incorporate numerous patented features. For example, Advanced Signal Processing (ASP), constantly monitors boat speed, water conditions and other sources of interference, and automatically adjusts all critical SONAR settings for the best pictures possible and superior performance, whether a boat is trolling or traveling at high speed. Additionally, the Company's GRAYLINE innovation clearly separates fish and vital structure on or near the bottom from the true bottom and also helps define changes in bottom hardness and composition. All of the Company's SONAR models utilize advanced computer technology and are keyboard controlled. The LCD models graphically display the bottom contour, fish and other underwater targets on an LCD and digitally display the water depth. Several models can also display digital readings for the surface temperature of the water, boat speed and distance traveled. Most anglers agree that the current high-resolution LCD SONAR instruments are far easier to read and interpret than flasher SONAR models. Also, LCD SONAR units have no moving parts; therefore, they are more durable than other SONAR types. The Company's entry-level to lower mid-range LCD SONAR products typically feature at least 128 vertical pixel screens and 600 watts of peak-to-peak power, producing depth capabilities to 600 feet or more.
     These products are normally priced in the $99 to $200 suggested retail price (SRP) range. The mid-range to upper-middle products typically offer larger, 160 to 240 vertical pixel LCD displays and power outputs from 600 to 3,000 Watts peak-to-peak, with depth capabilities from 600 to 1,200 feet. They're typically priced in the $250 to $450 SRP range.

     The new big-screen Lowrance units will feature 240 to 480 vertical pixel LCDs, offer 50/200 kHz dual-frequency selectivity and produce up to 8,000 Watts peak-to-peak power, resulting in depth capabilities to 4,000 feet or more. These new advanced models will retail from $759 to $2,199, depending on whether they are packaged as SONAR-only or as combo SONAR/GPS-mapping instruments. The Company will market a total of 15 LCD SONAR models in 2001, including 2 color units, the LCX-15CT and LCX-16Ci.

     Other SONAR Types - The Company's other SONAR types include flasher models
     -----------------
     and digital models. Flashers were the first type of SONAR products designed and manufactured by the Company in 1957. The basic display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a SONAR signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital SONAR units are marketed and used solely to determine water depth which is depicted only by a digital depth readout displayed on an LCD. The flasher and digital SONAR models have varying depth capabilities ranging from 300 feet for flashers to 400 feet for digital units and range in retail price from approximately $140 to $300.

     Global Positioning System (GPS) - The  U.S.  Department  of  Defense's
     ------------------------------
     Global Positioning System offers worldwide navigational information for users via a constellation of twenty-four satellites. The system provides precise global navigation for land, water and air applications delivering constant updates of an individual or object's position in latitude, longitude and altitude. Additionally, GPS measures speed and direction of travel. During 2000, the accuracy level of the non-military, commercial/consumer segment of the system was enhanced by 10-times when the government turned-off Selective Availability (SA). The Company's own tests, based on data recorded immediately before and after the shutdown of SA, confirmed that position accuracy levels did improve overnight from a maximum discrepancy area the size of a football field - down to a maximum discrepancy area the size of a tennis court, or approximately 10-meters. Industry specialists believe that in combination with the public's heightened awareness of the advantages offered by GPS, this improved GPS accuracy will spark significant new sales of consumer GPS products over the next 5 years.

            The Company has always been a leader in the development of marine navigational technology and related products, including GPS, and was the first to introduce a 5-parallel channel hand-held GPS model for both the marine and general outdoor sports markets. By fiscal 1997, the Company's GPS technology had evolved exclusively into 12-parallel channel marine, outdoors and general aviation receivers for even faster satellite lock-ons and greater accuracy. The Company's popular GPS products now utilize much smaller antennas and have become considerably more user-friendly. Added to these important advantages is the Company's breakthrough digitized mapping. Whether users choose to rely on the built-in, custom Lowrance background world map loaded into every mapping product at no extra cost - or if they choose to purchase the optional MapCreate GPS Accessories Pack with detailed mapping CD-ROM software and PC computer interface cables, consumers will be able to pinpoint their locations precisely on their GPS maps using landmark references, including roads and streets all around them. And with the Company's combo SONAR/GPS-mapping models, fishermen and boaters can not only find themselves on the map, but also see exactly what is under their boats as well. During 2000, five popular existing Lowrance marine and outdoor GPS products and two avionics GPS models were marketed very successfully: the LMS-160 Map, the GlobalMap 1600, the GlobalNav 310, LMS-350A, GlobalMap 2000, the GlobalMap 100 (hand-held) and the AirMap 100 and AirMap 300 aviation products.

        During the 4th quarter of 2000, at ICAST in Chicago, the Company announced the introduction of 5 brand new Lowrance GPS/mapping products: the big-screen LCX-15MT combo SONAR/GPS-capable Monochrome Transflective; the LCX-15CT combo SONAR/GPS-capable Color Transflective; the LCX-16Ci combo SONAR/GPS Color Illuminated, with TFT display; the GlobalMap3000MT GPS/mapping-only unit; and the new personal hand-held GPS, the iFINDER. These exciting new gimbal-mount and hand-held GPS/mapping products offer state-of-the-art technology previously not available to the sportfishing and outdoor sports markets. From record/playback capabilities, with reusable compact digital Multi-Media Cards (MMC) on the gimbal models, to greatly increased internal flash memory that protects stored data for up to 100 years, these bold new products have attracted much attention within the trade and in the media. The iFINDER personal hand-held GPS/mapping unit, with its colorful changeable faceplate options called FaceOFFS and 8MB of flash memory, is expected to set new sales records in the future. From two brilliant new color LCD displays on the LCX-15CT and LCX-16Ci, to high-resolution Monochrome Transflective (MT) screens on the LCX-15MT and the GlobalMap3000MT, screen detail has never been better. In addition, 2 new Eagle GPS products were introduced at ICAST 2000: the Status SONAR/GPS-mapping combo; and the Journey stand-alone GPS/mapping-only unit.

        All these GPS products feature built-in, erasable, triple-layered Lowrance custom background maps containing enhanced mapping detail for bodies of water, shorelines and highways from southern Canada to northern Mexico, plus Hawaii and the Bahamas. The greatest detail is concentrated on U.S. shorelines, coastal waterways, lakes and rivers. Consumers will have the option to customize their GPS maps to exacting proportions with the Company's exclusive MapCreate CD-ROM software option and/or optional Navionics software. A unique "cookie cutter" map chooser feature lets the user maximize memory space by creating and downloading only the specific detailed mapping segments he/she wants. This convenient, easy-to-use CD-ROM software has replaced all the individual mapping cartridges required for the Company's previous mapping products. A sampling of additional GPS features included in the new Lowrance big-screen units are: two waterproof input ports for MMC cards; mega-memory storage for up to 1,000 waypoints, plus 1,000 event markers and up to 100 routes; 10 savable plot trails with up to 10,000 points per trail; choice of 42 different graphic icons to mark favorite spots; 34 different map ranges, from 0.1-to-4,000 miles, with one-touch zoom-in/zoom-out control; internal flash memory protects stored data for up to 100 years; high-impact protective cover safeguards screen and keypad when not in use; completely sealed and waterproof; and a full 1-year warranty on every product.

        The Company's hand-held GPS products, the GlobalMap100, the new iFINDER, the AirMap100 and the AirMap300 all feature high resolution Film SuperTwist LCD displays, detailed mapping functions, easy zoom-in/zoom-out
     operation  and  enhanced  software   which   includes  a unique "initialize
     from map" feature, sunrise/sunset and lunar phase information, position averaging and emergency nearest waypoint feature. The AirMap 100 and AirMap 300 also offer an HSI-style screen and a detailed Jeppesen database of all North and South American airports including runway diagrams, restricted air spaces, navigation aids communication frequencies, obstructions and aviation services available.

    SONAR and GPS Accessories
    -------------------------

        The Company also markets a full line of accessories through its subsidiary, LEI Extras, Inc. Primary accessory items consist of transducers (50kHz, 192kHz, and 200kHz), water temperature and boat speed sensors, cables (power, transducer, and GPS), portable power packs, ice fishing accessories, GPS detailed mapping CD-ROM software, PC computer interface cables, power adapter cables, caps and other clothing items and various mounting brackets, all of which are used in conjunction with the Company's SONAR and GPS products.

Product Sales
-------------

    The following table sets forth the percentage of total sales of SONAR, GPS and other products sold by the Company in the past three fiscal years.

                             Percent of Total Product Sales
                             ------------------------------
                                  1998    1999    2000
                                  -----   -----   -----

 SONAR                             58.2%   58.2%   73.8%
 GPS                               31.1    32.7    14.4
 Other                             10.7     9.1    11.8
                                  -----   -----   -----
                       Total:     100.0%  100.0%  100.0%
                                  =====   =====   =====

Product Distribution
--------------------

    As pointed out earlier, the Company markets its products under two trade names, "Lowrance" and "Eagle". Sales of Lowrance products as a percentage of total sales were approximately 53% in 1998, 58% in 1999 and 52% in 2000.

    The Lowrance line in both SONAR and GPS, with its large selection of interchangeable transducers and its more extensive features, is intended for the more sophisticated user. The wide choice of transducers available with Lowrance SONAR models allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, beam angle and frequency to meet the angler or boater's specific needs. As a result of the Company's large investment in the development of high-performance transducer designs, the Company now packages many of its Lowrance and Eagle SONAR units with its patented Skimmer model, a high-performance transducer that is suitable for use on nearly all types of boat hulls and will perform well at boat speeds up to 70 mph. Lowrance customers can, however, exchange their Skimmer transducer for credit toward a different model if it better meets their specialized requirements for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance SONAR. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers and retailers the Company believes have sufficient knowledge of the installation, use and service of the Lowrance line and can communicate such knowledge to customers. As of July 31, 2000, the Company had approximately 2,200 wholesalers and retailers purchasing products in the Lowrance line. A SONAR Installation Subsidy (SIS) is offered as a means of sharing the cost of the installation to authorized dealers that sell and install Lowrance products. The Company is convinced that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install and properly instruct fishermen and boat owners as to their products' effective use. Terms of payment for products in the Lowrance line vary based on the time of the season, with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

    The Eagle line is sold primarily to mass merchants, mail-order catalog companies, retail sporting goods stores and wholesalers that do not usually provide technical assistance to the consumer regarding the installation and operation of SONAR and GPS products. Recognizing that special assistance will not be available as to the selection of an appropriate transducer or the operation of an Eagle SONAR or GPS, the Company pre-packages each Eagle SONAR with a universal Skimmer 20, 192 kHz transducer designed to work adequately on most boats. The operation requirements for the entry-level Eagle SONAR units have also been simplified for the less sophisticated SONAR user. While the typical Eagle SONAR does not have the same installation and operating flexibility as its Lowrance counterpart, it is, on the other hand, normally less expensive to the consumer. Terms of payment for products in the Eagle line are generally thirty days. However, dating terms similar to those for the Lowrance line are also offered.

    The Company's products are sold in all fifty states and sixty-five countries internationally. The Company's international sales totaled $22 million in 1998, $18 million in 1999, and $13 million in 2000, representing approximately 24%, 20%, and 18% of total net sales, respectively. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own warehouses for sales and distribution of its products. Annual sales in any one foreign country did not account for 10% or more of the Company's total annual sales during the last three fiscal years. With the addition of its new in-house marketing team in 2000 (capable of much greater international sales support), in combination with the introduction of several exciting new products with significant international consumer appeal, the Company expects international sales growth over the next 5 years.

    LEI Extras, Inc., a wholly-owned subsidiary, permits Lowrance and Eagle customers to purchase, via internet, toll-free phone or mail-order, quality Lowrance accessories that might not be carried by a dealer and would otherwise be difficult to obtain. Because LEI Extras, Inc., is not intended to compete directly with retail outlets that carry the Company's products, the Company does not expect revenues from its mail-order operations to be significant.

    Sales to Wal-Mart Stores, Inc. accounted for 13% of the Company's net sales in both 1999 and 2000. No other customer accounted for 10% or more of net sales in fiscal 1998, 1999 or 2000.

Inventories
-----------

    The Company normally manufactures its products in anticipation of, and not in response to, customer orders and fills orders within a short period of time after receipt. Thus, the Company must maintain inventories of finished goods to permit it to fill orders promptly. The Company's receipt of orders generally peaks upon the introduction of new products and during the peak sales months of January, February, March, and April. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Advertising and Promotion
-------------------------

    To support the sales of its Lowrance and Eagle products to wholesalers, mass merchandisers, mail-order catalog companies and others, the Company actively promotes and advertises its products to fishermen, boat owners and increasingly to other outdoor enthusiasts. The high-tech nature of the Company's products makes education of the user an important aspect of the Company's promotional activities. Through educating and familiarizing potential buyers with the practical benefits and use of SONAR and GPS/mapping products, the Company endeavors to create demand for its products. The Company's internet web sites, www.lowrance.com, www.eagleSONAR.com and www.lei-extras.com, have played a major
----------------  ------------------     ------------------
role in educating consumers about the Company's product lines. A special "SONAR Tutorial" featured on the web site has been extremely popular with potential buyers.

    During the third quarter of 2000, the Company's new VP of Marketing formed a new internal Marketing Communications Department comprised of a core staff of 5 communications specialists. The positions include a Promotional Programs Coordinator, a Manager of Advertising & Public Relations, an Art

Director and a Director of Marketing Communications. The new department has extensive in-house computer graphics and writing capabilities and will be responsible for the future creative development of all advertisements, product catalogs, product packaging, collateral materials including sales flyers and product spec sheets, retail point-of-purchase displays and sales support materials. The benefits offered the Company by this new marketing group are numerous. For example, the Company has resigned its relationship with its previous advertising agency and is placing its own ads, thus saving the annual agency service and production fees as well as receiving the typical 15% agency commissions on media purchases. The new department provides much faster reaction times to media opportunities. Also, the department has offered to graphically layout the Company's product pages for several large national retail catalog sales customers and those customers have accepted. This action will ensure great consistency in the future appearance of the Company's products, as well as an overall improved "quality look" in the various catalogs. The Marketing Department will plan and execute a coordinated marketing communications program that will consist of: print media advertising, TV fishing show sponsorships, national bass and walleye tournament sponsorships, Pro-Team sponsorships, SONAR/GPS training seminars and a concentrated public relations and promotional strategy that will result in greatly increased media exposure for the Company's products.

    Assisting in the promotional effort, the Company also utilizes its sales force of seventeen full-time employees to promote its products worldwide. Additionally, the Company employs four manufacturer's representative groups to augment the sales force in various parts of the United States. The sales personnel employed by the Company and the manufacturer's representatives have the knowledge and time necessary to educate wholesalers, dealers, fishermen and boat owners on the proper use of SONAR and GPS products and demonstrate the practical benefits of these technologies. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at outdoor recreation and boat shows and participate in store promotions, seminars and related product presentations.

    To supplement the sales force, the Company has a part-time independent sales group known as the "Pro-Staff". The Pro-Staff consists of approximately two hundred fishing professionals, tournament fishermen, serious outdoors enthusiasts and pilots trained and equipped by the Company to promote the Company's products at fishing tournaments, store promotions, club talks, seminars and at tackle, boat, hunting and aviation shows.

    As referenced earlier, the Company advertises its products in magazines, newspapers and on television. Within such advertising expenditures are separate advertising programs designed specifically for the Lowrance and Eagle trade names.

    Public relations activities include a variety of press releases covering new products and feature stories highlighting use of SONAR and GPS/Mapping navigational products; press trips, where products are demonstrated to members of the outdoor media; distribution of product photo imagery and other technical support for writers and broadcasters.

    In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions and contributions to environmental groups. The Company, through its Eagle trade name, became an Affiliate Sponsor of the new Wal-Mart FLW tournament trail in 1998 and will continue this sponsorship through fiscal 2003. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings which also owns numerous boat manufacturers, including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company provides OEM SONAR products. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos and product simulators to assist in displaying the Company's products.


Competition
-----------

SONAR and SONAR/GPS Combination Units -
-------------------------------------

    The Company encounters competition from a number of domestic and foreign manufacturers. More than 300 brands of SONAR have been offered to the consumer since the Company's formation in 1957. Presently, there are more than twenty-five competitors worldwide. Historically, the SONAR market, as it relates to SONAR products marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. According to independent marketing research commissioned by the Company and issued in September 1999, the Company together with this competitor account for over 70% of SONAR sales within this market segment in the United States. In this study, the Company's total market share (Eagle and Lowrance brands combined) was found to be approximately 50%. The Company believes that the study accurately reflects current market conditions.

    Competition in the sports fishing and recreational boating market for the Company's products is based upon a number of factors including quality, technological development, performance, service and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry. Further, the Company believes the SONAR market in the United States and Canada is mature. Accordingly, the Company's primary opportunity for sales growth in these markets is to take market share from its competitors. The Company continues to identify and pursue significant new market opportunities for its SONAR and GPS/mapping products internationally.


Hand-held GPS/Mapping Units -
---------------------------

    The hand-held GPS/mapping market has expanded rapidly in the past several years. Target markets for these products include, but are not limited to, boating, sportfishing, hunting, hiking, RV and off-road vehicles and aviation. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies that can be quickly brought to market at competitive prices with sales bolstered by aggressive advertising and promotional programs.

    Two competing GPS companies currently dominate this market and the Company believes these two competitors, combined, continue to control in excess of 65% of the hand-held GPS market. The primary reason for their success is that both companies have introduced and marketed several products retailing for under $200 and were the first to market hand-held GPS products to the outdoor recreational market. Both companies offer a full range of higher priced products with more features than their lower priced models, including products specifically aimed at the avionics market. In 1997, one of these competitors, Garmin International, Inc., introduced a combined GPS/ SONAR model and one SONAR-only model. In 1999, the same competitor introduced two new SONAR-only models. In 2000, the same competitor announced three new offshore "Blue" Series SONAR products, two freshwater gimbal-mount SONAR & GPS products and two new hand-held GPS units. In addition, they have supported sales of their expanding product lines with advertising and promotional programs. The Company believes these competitive marketing strategies have negatively impacted sales of its products in fiscal 2000, especially in international markets.

    Currently, the Company offers four Lowrance hand-held GPS/mapping products, which retail at suggested prices between $199 and $799. Three of the Lowrance hand-helds in 2000 were popular existing products carried over from previous years: the GlobalMap 100, the AirMap 100 and the AirMap 300. During the 4th quarter of 2000, the Company announced the new, sleekly designed, personal hand-held GPS, the iFINDER. Its 160 x 120 pixel, Film SuperTwist display produces stunning map detail and superb screen contrast and resolution. Aside from its optional FaceOFFS (changeable faceplates in five striking colors), the iFINDER, at a SRP of $259, offers an impressive list of GPS/mapping features: built-in custom Lowrance background world map; capable of using MapCreate CD-ROM detailed mapping software and/or compatible Navionics software; 8MB of programmable flash memory; storage of up to 500 waypoints and 1,000 event markers; 3 savable plot trails with up to 3,000 points per trail, and stores up to 99 routes; choice of 28 different graphic icons to mark favorite spots; 32 different map ranges from 0.1-to-2,000 miles; operates on two AA batteries; 10-year internal lithium back-up battery; backlighted screen; searchable points-of-interest feature; and a waterproof carrying case. All of the Company's GPS products feature 12 parallel-channel receivers for faster satellite lock-ons and more accurate GPS navigation.

    The Company's line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with an extensive advertising and promotional campaign 3 years ago, significantly increased consumer awareness and recognition of the

Eagle and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several outdoor recreational outlets which serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

    The Company attempts attempted to differentiate its SONAR and GPS products through quality, technological development, performance, price and service. The Company believes its products do offer competitive advantages due to quality, technological advancement and the wide range of features. These advantages result from the Company's long history of product innovation, such as Advanced Signal Processing (ASP), fully waterproof SONAR/Loran-C and SONAR/GPS combination units, GRAYLINE, interchangeable high-performance transducers and dual-frequency capability and innovative products and features such as the Broadview 3-Beam transducer (TriFinder3Beam SONAR), split-screen SONAR/GPS-mapping navigational displays, digitized and CD-ROM detailed GPS mapping software, plus programmable "windows".

    The Company has been an industry leader in offering advanced, high-performance products at acceptable price points. Further, the Company believes that its excellent service programs, designed to respond rapidly to customer needs, are the most comprehensive such services available to the consumer.


Product Research and Development -
--------------------------------

    The Company's successful operations and strong competitive position are dependent to a great extent upon its ability to anticipate and react to the technological innovations inherent within its industry. The Company has been engaged in the development of SONAR products and the refinement of its existing SONAR models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed the first portable SONAR, capable of locating individual fish and their depths, as well as the bottom depth. Among other significant SONAR advancements, the Company developed and patented an effective interference suppression system and designed the first interchangeable high-speed transducers which permit operation of SONAR at boat speeds up to 70 mph. The Company also introduced, in 1979, the first computer-controlled SONAR with microprocessor chip and software allowing high-speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high-resolution, "Film SuperTwist" liquid crystal displays with enhanced visibility. In 1989, the Company introduced the first fully waterproof SONAR/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna/coupler module. Advanced Signal Processing (ASP), a breakthrough in automatic SONAR control developed in 1990, constantly evaluates the effects of varying water conditions, boat speeds and interference sources, adjusting the SONAR's critical settings for optimum performance. Based on the Company's belief that the United States Department of Defense's GPS would be the preferred method of navigation in the future (once it became affordable), the Company introduced six marine GPS products in 1992, most at breakthrough price points. The SupraPro ID, a new SONAR model introduced in 1994, retailed for under $100, and provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the GlobalMap1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav Sport hand-held GPS product, which retailed for under $400, revolutionized the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products, yet at less than half the price. In 1995, the Company introduced its latest generation of "3D" SONAR products, the ULTRAIII 3D and the X-70A 3D, which provided expansive underwater coverage and innovative "three dimensional" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products utilized the Company's new Broadview technology. By purchasing a "Broadview" accessory transducer (which could be installed on the transom or on a trolling motor), users could expand their SONAR coverage, to search out, left or right, to detect fish and bottom structure down and outward from their boats. In 1996, the Company introduced and delivered its first hand-held GPS/mapping products. In fiscal 1998, the Company introduced two new SONAR products with enhanced display screen resolution and newly designed cases, as well as enhanced operating software in several of its SONAR and GPS products. Additionally, the Company delivered four new hand-held GPS products, each utilizing advanced 12-parallel channel receiver technology and three of which offered the exclusive capability of allowing the user to download detailed customized maps from a CD-ROM into the unit's memory. Two new gimbal-mount products, one a GPS/mapping-only product and the other a GPS/mapping/SONAR combo model, also offered this unique CD-ROM capability and began shipping during the fourth quarter of fiscal 1998. In fiscal 1999, the new products introduced by the Company at the end of 1998 were continued, as R&D turned its full attention to exciting new breakthrough technology slated for introduction late in fiscal 2000. At Chicago's ICAST 2000 trade/consumer show in July, 2000, the Company debuted its new lineup of four Lowrance big-screen, high-performance, gimbal-mount, color and monochrome transflective and color TFT liquid crystal SONAR and GPS-mapping products. The LCX-15MT and LCX-15CT are SONAR units that are fully GPS/mapping capable, with the simple addition of the optional MapCreate GPS Accessories Pack. The LCX-16Ci is a full SONAR/GPS-mapping combo right out of the box. The GlobalMap3000MT is a stand-alone, 12-parallel channel GPS/mapping-only unit and the iFinder is a hand-held personal GPS/Mapping unit. The LCX-16Ci was presented the highest honor, the "Best of Show" Award for product innovation at ICAST 2000. As mentioned previously, 7 new Eagle SONAR and GPS/mapping products were also introduced at ICAST 2000, including the FishEasy Series, TriFinder 3Beam, Accura 240, Status and Journey.

    Research and development expenditures for the Company were $2,650,000 in fiscal 1998, $2,226,000 in fiscal 1999 and $2,900,000 in fiscal 2000. The
Company plans additional development of its LCD SONARs to increase performance and versatility, and is conducting research and development into other potential marine electronic products utilizing technology with which the Company is familiar. Also, the Company intends to develop additional GPS/mapping products for use in marine and non-marine applications. To augment its continued investment in product research and development, the Company has invested in several new manufacturing and design technologies: Surface Mount Technology
(SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass
(TOG), and Liquid Crystal Display (LCD) assembly. These advanced technologies, which were essential to the development of the Company's new SONAR and GPS products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.


Manufacturing and Suppliers -
---------------------------

    Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company expanded its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 108,000 square foot leased facility. Currently, the Company utilizes 86,000 square feet for manufacturing, including a 42,000 square foot clean room. In the expanded Mexico facility, the Company manufactures its transducer and cable assemblies as well as assembles most of the liquid crystal displays used in its products. Additionally, the Company performs final assembly, final testing and packing operations on all of its products in the Mexico facility. The transfer of the final assembly and liquid crystal display assembly operations from the Company's Tulsa facility began in August 1996 and was completed in July 1997. The Company moved its circuit board assembly and testing operations to its Mexico facility in fiscal 2000, thereby eliminating all manufacturing operations in its facility in Tulsa. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products are an integral part of the Company's manufacturing process. The Company's manufacturing facilities are sufficient to allow significantly increased production without substantial future capital investments.

    Certain component parts of the Company's products are technologically advanced and/or specifically designed for the Company's use and thus are presently available only through single-source suppliers, some of which are located in foreign countries. Certain other component parts are available from a number of suppliers, but the Company largely relies on single-source suppliers for these parts. Purchasing from a single source in these instances allows the Company to have more consistent quality in the component parts and to receive quantity discounts and permits the Company to establish long-standing relationships with its suppliers. The Company believes long-standing relationships lead to better performance with suppliers by shortening delivery time, improving quality and fostering a better understanding of and adaptation to the nature of the Company's needs and the suppliers' capabilities.

    With respect to plastic component parts, such as housings for SONAR units, the Company, because of the expense, generally maintains only one mold for each plastic part. Although typically the Company owns each mold and could move it to another supplier, the Company is thereby limited to one concurrent supplier.

    The Company has never experienced a substantial interruption in product distribution due to unavailability of or delay in receiving component parts, resulting in the loss of any material amount of sales. However, if for any reason (such as a protracted strike, war, fire, explosion or wind damage affecting production at the supplier's manufacturing plant, changes in import restrictions, a damaged or destroyed mold or a supplier being unable to obtain certain raw materials necessary to produce component parts), certain critical component parts were to become unavailable or the shipment of such parts were to be substantially delayed, such unavailability or delay could materially and adversely affect the Company's ability to produce its products on a timely basis until an alternative source of supply or a replacement mold could be made available. This could adversely affect the Company's results of operations.
The use of alternate components may, in some cases, require the Company to redesign other components or its sub-assemblies and the Company could experience manufacturing delays. The extent of the impact upon the Company's sales and earnings would depend upon the products affected and the time of year of the interruption. To protect against interruptions and loss of sales, the Company maintains a limited amount of safety inventory of component parts and some insurance coverage against loss of supply. The Company limits the amount of safety stock to avoid the cost of carrying raw material inventory and problems associated with obsolescence. To further protect against interruptions, the Company is selective of its suppliers and, with limited exceptions, relies upon those who are substantial in size, financial strength, background and experience.


Product Warranty and Support Services
-------------------------------------

    Substantially, all of the Company's products are sold with a full one-year warranty. The Company emphasizes service after the sale in connection with its products by providing a prepaid, pre-addressed shipping label packed with each unit for use by the consumer located in the United States electing to return the unit to the Company for warranty or non-warranty repairs. Warranty and non-warranty repairs are available from the Company's plant in Tulsa, Oklahoma, and from dealers and distributors in sixty-five foreign countries.


Patents and Trademarks
----------------------

    Since 1970, the Company has obtained thirty-eight patents expiring at various dates from 1987 through 2018. Since 1970, thirteen design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's revolving credit line. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

    Notwithstanding the number of patents it has obtained, the Company believes that its technical and proprietary expertise and continuation of technological advances are more important factors to the protection of its ongoing proprietary interests and markets than its patents. However, the Company will, under certain limited circumstances, continue to file patent applications to ensure its products remain protected from competitor attack.

    The Company has registered forty-six trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle",
with an accompanying logo and has filed additional trademark applications.   The
Company has also registered forty-seven trademarks in eighteen foreign countries.

Employees
---------

    As of July 31, 2000, the Company employed 887 persons on a full-time basis of whom approximately 734 were involved in manufacturing, quality and materials. Of the 734 full time employees involved in manufacturing and materials, 98 employees are located in the Company's headquarters in Tulsa and 636 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 153 employees were engaged in research and development, sales, marketing and administration. Additionally, the Company retains, on a part-time basis, over 150 independent contractors, or "pro-staff", that assist in promoting its products.

    The Company has never experienced a work stoppage and none of its employees are represented by a union. Management considers its employee relations to be excellent.


Item 2. Properties
------- ----------

    The Company maintains corporate offices at 12000 East Skelly Drive, Tulsa, Oklahoma, since 1970. The Company's facility includes 116,000 square foot building and approximately 23 acres of land.

    The Company leases a 108,000 square foot manufacturing facility in Ensenada, Mexico. The Company presently is using approximately 86,000 square feet for manufacturing including a 42,000 square foot clean room.

    The Company also leases a 79,000 square foot facility for warehousing and shipping in Tulsa, Oklahoma and 2,500 square feet and 3,500 square feet of warehousing, shipping and office space in Australia and Canada, respectively.

    The Company believes that its facilities and equipment are well suited to its needs and are properly maintained. The Company's current manufacturing facilities are sufficient to allow for increased production without significant capital investment. The facilities and equipment are believed to be operating in substantial compliance with all current regulations. All the facilities and equipment are, in the opinion of the Company, adequately insured.


Item 3. Legal Proceedings.
------- -----------------

    None.


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

    None.

                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------- ---------------------------------------------------------------------

    As of October 18, 2000, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's revolving credit line prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

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

                              1999              2000
                        ----------------   --------------
                         High      Low      High     Low
                           $        $         $       $
                        -------   ------   -------  -----
        1st Quarter       4 5/8        2     7 1/4      6
        2nd Quarter     7 13/16    2 1/2   6 27/32  4 1/2
        3rd Quarter       6 3/8    3 7/8   6 11/16  3 7/8
        4th Quarter       6 1/2   5 9/16   5 13/16  3 1/2


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


                                                                                       Years Ended July 31,
                                                                      -----------------------------------------------------
                                                                        1996      1997        1998        1999       2000
                                                                      -------   --------     -------     -------    -------
                                                                              (in thousands, except per share amounts)
Operating and Per Share Data Excluding Severance and Merger Costs
Operating Data:
 Net sales                                                            $94,579   $104,659     $91,706     $89,753    $73,209
 Gross profit                                                          31,988     26,881      25,645      30,047     27,899
   Percent of sales                                                      33.8%      25.7%       28.0%       33.5%      38.1%

 Operating income (loss)                                                4,064     (5,250)        519       6,234      5,750
   Percent of sales                                                       4.3%      (5.0%)        .6%        6.9%       7.9%

 Income(loss) before taxes                                              2,199      (7,877)    (3,166)      3,310      3,724
   Percent of sales                                                       2.3%      (7.5%)      (3.5%)       3.7%       5.1%

 Net income (loss)                                                      1,743     (5,190)     (3,995)      3,310      4,674
   Percent of sales                                                       1.8%      (5.0%)      (4.4%)       3.7%       6.4%

Per Share Data
 Net income (loss)
   Basic                                                              $   .52   $  (1.55)    $ (1.11)    $   .88    $  1.24
   Diluted                                                                .51      (1.55)      (1.11)        .88       1.24

Operating and Per Share Data Including Severance and Merger Costs
Operating Data:
 Income (loss) before
  income taxes                                                        $ 2,199   $ (7,877)    $(3,166)    $ 2,109    $ 1,523
 Net income (loss)                                                      1,743     (5,190)     (3,995)      2,109      2,473

Per Share Data:
 Net income (loss)
   Basic                                                              $   .52   $  (1.55)    $ (1.11)    $   .56    $   .66
   Diluted                                                                .51      (1.55)      (1.11)        .56        .66

 Cash dividends per
  common share                                                              -          -           -           -          -

Balance Sheet Data:
 Working capital                                                      $18,509   $ 17,798     $19,633     $17,630    $11,030
 Total assets                                                          47,108     61,366      52,247      35,994     29,221
 Long term debt, less
   current maturities                                                  13,705     21,176      23,038      17,103      8,573
 Stockholders' equity                                                  15,196      9,952       7,172       9,494     11,955


Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

Net Sales and Gross Profit
--------------------------

Net sales of SONAR and combination SONAR/GPS navigation units for fiscal 2000 decreased 6.8% from fiscal 1999 resulting from a 3.1% decrease in unit sales. The decrease is primarily related to a lack of new product introductions during fiscal 2000. However, fiscal 2000 gross profit for the SONAR and SONAR/GPS navigation units increased 11.9% compared to fiscal 1999.

During fiscal 2000, the Company discontinued certain non-mapping portable GPS navigation units. The discontinuance of these products resulted in a decrease in net sales of stand-alone GPS navigation units of 53.6% from fiscal 1999 and a 54.6% decrease in unit sales. Fiscal 2000 gross profit for the stand-alone GPS navigation units decreased 59.2% compared to fiscal 1999.

Total net sales decreased 18.4% in fiscal 2000 compared to fiscal 1999 while gross profit decreased 7.2%. However, the gross profit margin increased to 38.1% in fiscal 2000 compared to 33.5% in fiscal 1999. The increased gross profit margin resulted from: (1) lower manufacturing costs due to the relocation of the remaining manufacturing operations to the Company's Mexico facility; (2) the discontinuance of certain low margin, non-mapping portable GPS navigation units; and (3) lower raw material costs.

Net sales of SONAR and combination SONAR/GPS navigation units for fiscal 1999 increased 12.7% from fiscal 1998 resulting from a 5.9% increase in unit sales. The increase is primarily related to the introduction of three new SONAR products during fiscal 1999 and price increases on certain product models. Gross profit on these units increased 19.5% in fiscal 1999 compared to fiscal 1998.

Net sales of stand-alone GPS navigation units decreased 23.2% from fiscal 1998 on a unit decrease of 25.4%. The decline in GPS navigation units resulted from increased competition, particularly at the entry level price points below $200 per unit and limited spending on advertising and marketing.

Total net sales decreased 2.1% in fiscal 1999 compared to fiscal 1998. Gross profit increased 17.2% resulting from an increase in the gross profit margin to 33.5% in fiscal 1999 from 28.0% in 1998. The increased gross profit margin resulted from: (1) lower manufacturing costs due to improved efficiencies and the move of additional manufacturing processes to the Company's Mexico facility;
(2) a shift in the mix of products to more of the higher margin SONAR and combination SONAR/GPS navigation units from the lower margin GPS navigation units; and (3) the impact of the price increases on certain of the SONAR and combination SONAR/GPS navigation units.


Operating Expenses
------------------

Selling and administrative expenses decreased 10.8% in fiscal 2000 compared to fiscal 1999. The decrease is primarily due to lower variable selling costs and lower headcount. Research and development expenses increased 30.3% in fiscal 2000 compared to fiscal 1999 resulting from the Company's renewed focus on new product offerings for fiscal 2001. Total operating expenses, excluding severance and merger costs, decreased 7.0% in fiscal 2000 compared to fiscal 1999.

Selling and administrative expenses decreased 4.0% in fiscal 1999 compared to fiscal 1998. The decrease is primarily due to lower selling and marketing expenses in response to cost reduction initiatives. Research and development expenses decreased 16%, also in response to the cost reduction initiatives. Total operating expenses, excluding severance and merger costs, decreased 5.2% in fiscal 1999 compared to fiscal 1998.

During fiscal 2000 and fiscal 1999, the Company incurred $1.9 million and $.8 million, respectively, in severance costs. All severance costs in 2000 related to the Company's completion of the relocation of the remaining manufacturing processes to Mexico. The severance costs in 1999 related to the move to Mexico as well as cost reduction initiatives. During fiscal 2000 and fiscal 1999, the Company incurred $.3 million and $.4 million in costs associated with the terminated merger with Orbital Sciences Corporation.

Operating Income
----------------

Operating income, excluding severance and merger costs, as a percent of sales was 7.9% in fiscal 2000, 6.9% in fiscal 1999 and .6% in fiscal 1998.


Interest Expense
----------------

Interest expense in fiscal 2000 decreased by 34.6% due to reduced debt levels resulting from continued reductions in accounts receivable and inventories and a reduction in the interest rate on the credit facility in March to prime plus .5% from prime plus 1.5%.

Interest expense in fiscal 1999 decreased by 17.6% due to reduced debt levels resulting from improved profitability and reductions in inventories and receivables.


Income Taxes
------------

    The effective tax rate for fiscal 2000, 1999 and 1998 was (62.4%), 0% and 26.2%, respectively. In fiscal 2000, due to continued profitability, the remaining valuation allowance against the net deferred tax asset was reversed which was the primary factor resulting in the negative effective tax rate. The effective tax rate was 0% in fiscal 1999 as the reduction in the valuation allowance offset the income tax provision. In fiscal 1998, the effective tax rate was 26.2% as the continued losses resulted in the need to provide a valuation allowance against the net deferred tax asset.


Income/(Loss)
-------------

Net income (loss), excluding severance and merger costs, was $4.7 million; $3.3 million; and ($4.0 million), respectively, in fiscal 2000, 1999 and 1998. As a percent of sales, the net income (loss), excluding severance and merger costs, was 6.4%; 3.7%; and (4.4%), respectively, for the same periods.

Net income (loss) was $2.5 million; $2.1 million; and ($4.0 million), respectively, in fiscal 2000, 1999 and 1998.


Liquidity and Capital Resources
-------------------------------

    The Company's primary sources of liquidity are cash flows from operations, a $26.5 million revolving credit line and lease financing. The revolving credit line includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw materials inventory, and 60% of qualifying finished goods inventory. Borrowings from inventories are limited to $13 million. Management expects the sources discussed above to satisfy the Company's current financing needs.

The Company has an overall $33.9 million financing package consisting of the revolving credit line discussed above and $7.4 million in term loans. At July 31, 2000, the term loans had a remaining balance of $5.0 million. The term loans require monthly payments of $103,000.

In March 2000, the Company amended its credit agreement covering the revolving credit line and its term loans. The amendment extended the maturity of the agreement from December 31, 2000 to December 31, 2002 with a renewal option to extend the agreement to December 31, 2003. The amendment also reduced the interest rate on the revolving credit line and the term loans to prime plus

 .5% from prime plus 1.5%. At July 31, 2000, the Company had $4.2 million available under the revolving credit line, a 133% increase over July 31, 1999. Due to increased profitability in fiscal 2000 and fiscal 1999 and the reduction of inventory and receivable balances, the Company has significantly reduced its outstanding debt and increased the available borrowings under the revolving credit line.

During fiscal 1998 and early in fiscal 1999, additional borrowings were necessary due to unprofitable operations and increased inventory and receivable balances. During fiscal 1998, the Company's financing package was amended to increase the borrowing capacity by $3 million, provide an additional term loan of $5 million and increase the interest rate to prime plus 1.5% from prime plus
 .75%. During November 1998, the Company's financing package was again amended to provide an additional term loan of $1.8 million and defer term loan principal payments until March 1, 1999 on an aggregate term loan principal of $4.8 million.

Cash flows from operations were $9.8 million in fiscal 2000. The operating cash flows were utilized to fund capital expenditures of $1.4 million and reduce debt by $8.3 million. The fiscal 2000 operating cash flows increased over fiscal 1999 by 25.2%.

Cash flows from operations were $7.8 million in fiscal 1999. The operating cash flows were utilized to fund capital expenditures of $.7 million and reduce debt by $7.3 million.

Cash flows from operations were ($1.7) million in fiscal 1998. Internally financed capital expenditures of $.6 million, capital expenditures financed with leases of $.7 million and the cash utilized in operations resulted in an increase in debt of $2.7 million.


Effects of Inflation
--------------------

    A significant portion of the Company's costs and expenses consist of materials, supplies, salaries, and wages that are affected by inflation. In addition certain electronic parts which are in high industry demand are subject to market-driven price increases. The Company does not believe that it will be able to pass on inflationary increases in its selling prices. Accordingly, the Company concentrates on changes in design, manufacturing process, material scheduling, and sourcing to help contain costs. A significant portion of the Company's raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.


Recently-Issued Accounting Principles
-------------------------------------

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 will not have a significant impact on the Company's consolidated financial statements.


Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

    The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt.


Quarterly Information
---------------------

    Demand for the Company's products is seasonal. During the third quarter, the Company's customers purchase the Company's products so that the products will be available to sport fishermen and recreational boat owners for the peak fishing and boating season. The Company does not experience any consistent quarterly trends for the remaining three quarters.

    The following table sets forth certain quarterly information for the past three fiscal years:


    Years Ended July 31,             Sales         Net Income (Loss)
----------------------------  -----------------   ------------------
                                        (dollars in thousands)
        2000
----------------------------
First Quarter (Aug.-Oct.)      $13,438    18.4%   $(1,280)   (51.7)%
Second Quarter (Nov.-Jan.)      17,346    23.7       (284)    (11.5)
Third Quarter (Feb.-Apr.)       25,366    34.6      2,474     100.0
Fourth Quarter (May-July)       17,059    23.3      1,563      63.2
                               -------   -----    -------   -------

         Total for Year        $73,209   100.0%   $ 2,473     100.0%
                               =======   =====    =======   =======


            1999
----------------------------
First Quarter (Aug.-Oct.)      $16,208    18.1%   $(1,308)   (62.0)%
Second Quarter (Nov.-Jan.)      17,922    20.0       (559)    (26.5)
Third Quarter (Feb.-Apr.)       32,600    36.3      2,996     142.1
Fourth Quarter (May-July)       23,023    25.6        980      46.4
                               -------   -----    -------   -------

         Total for Year        $89,753   100.0%   $ 2,109     100.0%
                               =======   =====    =======   =======

            1998
----------------------------
First Quarter (Aug.-Oct.)      $20,039    21.8%   $  (838)   (21.0)%
Second Quarter (Nov.-Jan.)      20,324    22.2       (337)     (8.4)
Third Quarter (Feb.-Apr.)       28,354    30.9        619      15.5
Fourth Quarter (May-July)       22,989    25.1     (3,439)    (86.1)
                               -------   -----    -------   -------

         Total for Year        $91,706   100.0%   $(3,995)  (100.0)%
                               =======   =====    =======   =======

Outlook and Uncertainties
-------------------------

    Certain matters discussed in this report, excluding historical information, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and in the report to stockholders. Statements that address the Company's operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to sales and earnings growth, statements expressing general optimism about future operating results, and statements relating to liquidity and future financing plans are forward-looking statements. Although the Company believes that such forward-looking statements are based on management's then-current views and reasonable assumption, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Act of 1995.

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

        . Continued profitability in fiscal 2001 and positive cash flows from operations in fiscal 2001 are based on attaining current projections for net income.

        . Production delays due to raw material shortages or unforeseen competitive pressures could have a material adverse effect on current projections.

        . Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

    The Consolidated Financial Statements and Supplementary Data are indexed in
Item 14 hereof.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
       Financial Disclosures
       ---------------------

    None.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.


Item 11.  Executive Compensation
--------  ----------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

    Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting.


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

  (a) Financial Statements and Exhibits:
      ---------------------------------

                                                                        Page
                                                                        ----
      1. Consolidated Financial Statements:

         Index to Consolidated Financial Statements                      F-1

           Report of Independent Public Accountants                      F-2

         Consolidated Balance Sheets - July 31, 1999 and 2000            F-3

           Consolidated Statements of Operations and Comprehensive
             Income for the Years Ended July 31, 1998, 1999, and 2000    F-4

           Consolidated Statements of Stockholders' Equity for the
             Years Ended July 31, 1998, 1999, and 2000                   F-5

           Consolidated Statements of Cash Flows for the Years
             Ended July 31, 1998, 1999, and 2000                         F-6

           Notes to Consolidated Financial Statements
             for the Years Ended July 31, 1998, 1999, and 2000           F-7

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

         10.31 Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, filed herewith.

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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page
----------------------------------------------------------------------


Report of Independent Public Accountants                           F-2

Consolidated Balance Sheets - July 31, 1999 and 2000               F-3

Consolidated Statements of Operations and Comprehensive Income
  for the Years Ended July 31, 1998, 1999, and 2000                F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1998, 1999, and 2000                        F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1998, 1999, and 2000                                    F-6

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 1998, 1999, and 2000                                    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc., (a Delaware corporation) and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                    ARTHUR ANDERSEN LLP



Tulsa, Oklahoma
September 28, 2000

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                            JULY 31,
                                                    -----------------------
                                                      1999           2000
                                                   --------       --------
                                                          (in thousands)
CURRENT ASSETS:
 Cash and cash equivalent                            $   457        $   589
 Trade accounts receivable, net of reserves
  of $512,000 in 1999 and $551,000 in 2000            11,464          6,649
 Inventories                                          13,348         11,277
 Current deferred income taxes                         1,214            774
 Prepaid expenses                                        544            434
                                                     -------        -------
   Total current assets                               27,027         19,723
                                                     -------        -------

PROPERTY, PLANT, AND EQUIPMENT, net                    8,008          7,240

OTHER ASSETS                                             208            186

DEFERRED INCOME TAXES                                    751          2,072
                                                     -------        -------

                                                     $35,994        $29,221
                                                     =======        =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


CURRENT LIABILITIES:
 Current maturities of long-term debt                $ 2,107        $ 2,299
 Accounts payable                                      3,321          2,958
 Accrued liabilities:
   Compensation and benefits                           1,873          1,738
   Product costs                                       1,150          1,036
   Other                                                 946            662
                                                     -------        -------
     Total current liabilities                         9,397          8,693
                                                     -------        -------

LONG-TERM DEBT, less current maturities               17,103          8,573
                                                     -------        -------

SERIES "A" REDEEMABLE PREFERRED STOCK, $.50 par
   value, 40,000 shares authorized and issued              -              -

STOCKHOLDERS' EQUITY, per accompanying
 statements:
 Preferred stock, no par value, 230,000 shares
   authorized, none issued                                 -              -
 Common stock, $.10 par value, 10,000,000
   shares authorized, and 3,768,796 shares issued        377            377
 Paid-in capital                                       7,073          7,073
 Retained earnings                                     2,328          4,801
 Foreign currency translation adjustment                (284)          (296)
                                                     -------        -------
   Total stockholders' equity                          9,494         11,955
                                                     -------        -------
                                                     $35,994        $29,221
                                                     =======        =======

The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        --------------------------------------------------------------



                                              FOR THE YEARS ENDED JULY 31,
                                        ----------------------------------------
                                           1998           1999          2000
                                        ----------------------------------------
                                        (in thousands, except per share amounts)

NET SALES                                      $91,706    $89,753   $73,209
COST OF SALES                                   66,061     59,706    45,310
                                               -------    -------   -------

 Gross profit                                   25,645     30,047    27,899
                                               -------    -------   -------

OPERATING EXPENSES:
 Selling and administrative                     22,476     21,587    19,249
 Severance and merger costs                          -      1,201     2,201
 Research and development                        2,650      2,226     2,900
                                               -------    -------   -------

 Total operating expenses                       25,126     25,014    24,350
                                               -------    -------   -------

 Operating income                                  519      5,033     3,549

OTHER EXPENSES:
 Interest                                        3,509      2,893     1,891
 Other                                             176         31       135
                                               -------    -------   -------

 Total other expenses                            3,685      2,924     2,026
                                               -------    -------   -------

INCOME (LOSS) BEFORE INCOME TAXES               (3,166)     2,109     1,523

PROVISION (BENEFIT) FOR INCOME TAXES               829          -      (950)
                                               -------    -------   -------

NET INCOME (LOSS)                              $(3,995)   $ 2,109   $ 2,473
                                               =======    =======   =======

NET INCOME (LOSS) PER COMMON SHARE
   Basic and Diluted                          $  (1.11)   $   .56   $   .66
                                               =======    =======   =======

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   Basic and Diluted                             3,608      3,769     3,769
                                               =======    =======   =======

OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

NET INCOME (LOSS)                              $(3,995)   $ 2,109   $ 2,473


FOREIGN CURRENCY TRANSLATION ADJUSTMENT           (300)       213       (12)
                                               -------    -------   -------

COMPREHENSIVE INCOME (LOSS)                    $(4,295)   $ 2,322   $ 2,461
                                               =======    =======   =======

The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1998, 1999, AND 2000
               ------------------------------------------------



                                                                        Foreign
                                 Common Stock                          Currency
                            --------------------  Paid-In   Retained Translation
                               Shares     Amount  Capital  Earnings   Adjustment
                            ------------  ------  -------  ---------  -----------
                                               (in thousands)

Balance -
  July 31, 1997                    3,352    $335   $5,600   $ 4,214        $(197)
Net loss                               -       -        -    (3,995)           -
Exercise of common stock
  options                             75       7      196         -            -
Issuance of common stock             342      35    1,277         -            -
Foreign currency
  translation adjustment               -       -        -         -         (300)
                            ------------  ------  -------   -------        -----

Balance -
  July 31, 1998                    3,769     377    7,073       219         (497)
Net income                             -       -        -     2,109            -
Foreign currency
  translation adjustment               -       -        -         -          213
                            ------------  ------  -------   -------        -----

Balance -
  July 31, 1999                    3,769     377    7,073     2,328         (284)
Net income                             -       -        -     2,473            -
Foreign currency
  translation adjustment               -       -        -         -          (12)
                            ------------  ------  -------   -------        -----

Balance -
  July 31, 2000                    3,769    $377   $7,073   $ 4,801        $(296)
                            ============  ======  =======   =======        =====




The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------



                                                  FOR THE YEARS ENDED JULY 31,
                                                 -------------------------------
                                                    1998       1999       2000
                                                 --------    --------   --------
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ (3,995)  $  2,109   $  2,473
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                    2,897      2,578      2,160
   Gain on sale of fixed assets                        (2)        (7)       (54)
   Foreign currency translation adjustment           (300)       213        (12)
  Change in operating assets and liabilities:
   (Increase)decrease in trade accounts
    receivable                                      2,604      2,278      4,815
   (Increase)decrease in inventories                2,656     11,876      2,071
   Decrease (increase) in
    income tax refund receivable                      957          -          -
   (Increase)decrease in prepaid expenses
    and deferred income taxes                         526        (33)      (771)
   (Increase)decrease in other assets                 555         69         22
   Increase(decrease) in accounts payable          (6,470)   (11,705)      (363)
   Increase(decrease) in accrued liabilities       (1,080)       456       (533)
                                                 --------   --------   --------

   Net cash provided by (used) in operating
    activities                                     (1,652)     7,834      9,808
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (1,304)      (716)    (1,392)
 Proceeds from sale of property, plant
   and equipment                                        -         28         54
                                                 --------   --------   --------

  Net cash provided by (used in) investing
   activities                                      (1,304)      (688)    (1,338)
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                   93,397     82,740     69,913
 Repayments of borrowings under line of
   credit                                         (94,613)   (89,464)   (76,143)
 Borrowings under term loan                         5,000      1,800          -
 Capital lease borrowings                             721          -          -
 Principal payments on term loan and
   capital lease obligations                       (3,293)    (2,402)    (2,108)
 Proceeds from issuance of common stock             1,515          -          -
                                                 --------   --------   --------

  Net cash provided by (used in)
     financing activities                           2,727     (7,326)    (8,338)
                                                 --------   --------   --------

  Net increase(decrease)in cash and
     cash equivalent                                 (229)      (180)       132
CASH AND CASH EQUIVALENT - beginning of year          866        637        457
                                                 --------   --------   --------

CASH AND CASH EQUIVALENT - end of year           $    637   $    457   $    589
                                                 ========   ========   ========


The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
               FOR THE YEARS ENDED JULY 31, 1998, 1999, and 2000
               -------------------------------------------------


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

    Property and Depreciation -
    -------------------------

    Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets range from two to fifteen years. Fully depreciated property and equipment with a cost of approximately $18 million is still in use as of July 31, 2000.

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

    Foreign Currency Translations -
    -----------------------------

    Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in the cumulative translation adjustment in the equity section of the consolidated balance sheets. Transaction gains and losses are included in net income (loss).

    Use of Estimates in the Preparation of Financial Statements -
    -----------------------------------------------------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Cash and Cash Equivalent -
    ------------------------

    For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturites of three months or less to be cash equivalents.

    Advertising -
    -----------

    Advertising costs are expensed as incurred. The Company expensed approximately $2.7 million, $2.5 million and $2.0 million during the years 1998, 1999 and 2000, respectively, for advertising.

    Fair Value of Financial Instruments -
    -----------------------------------

         Cash and cash equivalents, accounts receivable and accounts payable -
         -------------------------------------------------------------------
         The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

         Long-term debt and revolving credit line - The amounts outstanding
         ----------------------------------------
     under the Company's term loan and revolving credit line bear interest at current floating market rates, thus their carrying amounts approximate fair market value. Interest rates underlying capitalized equipment leases approximate current market rates.

    Recently Issued Accounting Principles -
    -------------------------------------

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company's adoption of SFAS No. 133 will not have a significant impact on the Company's consolidated financial statements.

    Reclassifications -
    -----------------
    Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

(2) BALANCE SHEET DETAIL

    Inventories -
    -------------

    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                             1999      2000
                                                          -------   -------
                                                            (in thousands)
      Raw materials                                       $ 4,255   $ 4,164
      Work-in-process                                       2,579     1,023
      Finished goods                                        7,818     7,547
      Excess, obsolete, and realization reserves           (1,304)   (1,457)
                                                          -------   -------

       Total inventories                                  $13,348   $11,277
                                                          =======   =======


    Property, Plant, and Equipment -                         1999      2000
    --------------------------------             -        -------   -------
                                                            (in thousands)
      Land                                                $   557   $   557
      Building and improvements                             4,491     5,163
      Machinery and equipment                              25,230    25,434
      Office furniture and fixtures                         3,549     3,695
                                                          -------   -------
                                                           33,827    34,849
      Less - accumulated depreciation                      25,819    27,609
                                                          -------   -------
       Net property, plant, and equipment                 $ 8,008   $ 7,240
                                                          =======   =======

    The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:

                                                          1999      2000
                                                       -------    ------
                                                        (in thousands)
      Machinery and equipment                             $ 4,054   $ 3,271
      Office furniture and fixtures                           400       260
                                                          -------   -------
                                                            4,454     3,531
      Less - accumulated depreciation                       1,953     2,043
                                                          -------   -------
       Net property, plant, and equipment
         under capitalized leases                         $ 2,501   $ 1,488
                                                          =======   =======


    Reserve for Doubtful Accounts and Sales                 1999     2000
    ---------------------------------------               -------   ------
    Returns                                                (in thousands)
    --------

      Balance, beginning of period                        $   683   $   512
      Charged to expense                                      164       255
      Net (write-offs) recoveries                            (335)     (216)
                                                          -------   -------
      Balance, end of period                              $   512   $   551
                                                          =======   =======

    Excess, Obsolete, and Realization Reserve
    -----------------------------------------

      Balance, beginning of period                        $ 1,610   $ 1,304
      Charged to expense                                    1,391       599
      Net (write-offs) recoveries                          (1,697)     (446)
                                                          -------    ------
      Balance, end of period                              $ 1,304   $ 1,457
                                                          =======   =======

(3) LONG-TERM DEBT AND REVOLVING CREDIT LINE

    Long-term debt and the revolving credit line are summarized below:


                                                       1999      2000
                                                     -------   -------
                                                       (in thousands)

      Revolving credit line                          $10,680   $ 4,450
      Term loans                                       6,251     5,013
      Capitalized equipment lease
       obligations, payable in monthly
       installments of approximately
       $83,000, including interest at
       rates from 7.9% to 10.4%, with final
       payments ranging from August 2000
       through December 2002                           2,279     1,409
                                                     -------   -------
                                                      19,210    10,872
      Less - current maturities                        2,107     2,299
                                                     -------   -------

       Total long-term debt                          $17,103   $ 8,573
                                                     =======   =======


   Future maturities of the above debt obligations at July 31, 2000, are approximately $2.2 million, $1.6 million, and $7.1 million, for the years ending July 31, 2001 through 2003, respectively.

   At July 31, 2000, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At July 31, 2000, the Company had $4.2 million available under the revolving credit line.

   During March 2000, the Company's financing package was amended. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003
   assuming neither party terminates.    Significant provisions of the amendment
   include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5% (10% as of July 31, 2000).

   The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

   The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases. Violation of any of these provisions, except for the fixed charge ratio, would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. Violation of the fixed charge ratio results in an increase in the interest rate on the revolving credit line and term loan of .5%. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all debt covenants at July 31, 2000.

    The Company's indebtedness is collateralized by substantially all of the Company's assets.

    Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.


                                             Years Ended July 31,
                                         ------- ----------------------
                                           1998       1999       2000
                                         -------     -------    -------
                                               (in thousands)
     Highest amount borrowed             $20,872     $19,169    $11,451
     Average amount borrowed             $18,025     $16,457      8,864
     Weighted average interest rate         10.4%       10.3%      10.6%


(4) LEASES

    Capital Leases -
    --------------

    Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets.

    The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2000, (in thousands):

    Years ending July 31:
          2001                                                       $1,036
          2002                                                          350
          2003                                                           99
                                                                     ------
       Total minimum lease payments                                   1,485
       Less-amounts representing interest                                76
                                                                     ------

       Present value of net minimum lease payments                   $1,409
                                                                     ======

       Current portion of obligations under
        capital leases                                               $  981

       Long-term portion of obligations under
        capital leases                                               $  428

    Operating Leases -
    ----------------

    During 1998, 1999 and 2000, the Company recorded $1.9 million, $1.7 million and $1.4 million, respectively, of expense related to operating leases.

    At July 31, 2000, future minimum rental payments for operating leases totaled $5.4 million. On August 30, 1996, the Company entered into a ten year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The lease has a fair market purchase option after three years and accordingly was accounted for as an operating lease. Payments for this facility are approximately $53,050 per month. The lease also includes rent escalations of 3% per year. Total future minimum rental payments under operating leases for the years ending July 31, 2001 through July 31, 2005 (including the rental for the Mexican facility assuming the purchase option is not exercised) are approximately $1.1 million, $.9 million, $.8 million, $.8 million, and $.8 million, respectively, and $1.0 million thereafter.


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

    There were no outstanding options under the Plan as of July 31, 1998, 1999 or 2000.

    On May 13, 1996, the Company issued 70,000 shares of Series "A" Redeemable Preferred Stock in a private placement to five key officers of the Company. The Series "A" Preferred Stock is a nonvoting stock paying a noncumulative dividend of 2 1/2 cents. Each share of Series "A" Preferred Stock is convertible into five shares of the Company's Common Stock at a cash purchase price of $5.00 per share of Common Stock, but only if (i) the Chief Executive Officer of the Company sells in excess of 30 percent of his Common Stock of the Company or (ii) the Company sells substantially all of its assets and operations to a third party. The Series "A" Preferred Stock has been issued for a term of ten years for a purchase price of $6.875 per share. The Company financed the total purchase price of $481,250 for the five key officers of the Company pursuant to Promissory Notes bearing interest at Chase prime and Security Agreements where all of such Series "A" Preferred Stock is pledged to the Company to secure the Promissory Notes.
    In the event the Series "A" Preferred Stock is not converted within the ten year term, the holder is required to surrender the Series "A" Preferred Stock for cancellation by the Company in exchange for the Company forgiving the principal amount of the Promissory Note. If any of the key officers terminate their employment with the Company for any reason, except death, they immediately forfeit ownership rights to the Series "A" Preferred Stock which is immediately surrendered to the Company for cancellation in exchange for cancellation of the principal amount owing on the Promissory Note, provided all accrued interest on the Promissory Note is paid to the date of the key employee's termination. The Promissory Notes receivables have been netted against Preferred Stock in the Consolidated Balance Sheets. During fiscal 2000, three of the key officers terminated employment with the Company. Accordingly, their ownership rights in 30,000 shares of Series "A" Preferred Stock were forfeited. At July 31, 2000, there are 40,000 shares of Series "A" Preferred Stock outstanding.

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


                                       1998      1999    2000
                                    -------    ------  ------
      NET INCOME (LOSS):
           As reported              $(3,995)   $2,109  $2,473
           Pro forma                 (4,144)    1,956   2,385

      EARNINGS (LOSS) PER SHARE:
           Basic-as reported        $ (1.11)   $  .56  $  .66
           Diluted-as reported        (1.11)      .56     .66
           Pro forma-Basic            (1.15)      .52     .63
           Pro forma-Diluted          (1.15)      .52     .63


    The fair value of each option grant is estimated on the date of grant using the Modified Black-Scholes European option pricing model with the following weighted average assumption: dividend yield of 0%, expected volatility of 85.84%, risk-free interest rate of 6.41% and expected life of five years.


(6) RETIREMENT PLANS

    Substantially all U.S. Company employees participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1998, 1999, and 2000 were approximately $462,000, $590,000, and $502,000, respectively.


(7) INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                             Years Ended July 31,
                        -------------------------------
                         1998           1999      2000
                        -----          -----   -------
                               (in thousands)
     Current            $  93          $  99   $   485
     Deferred             736            (99)   (1,435)
                        -----          -----   -------

        Total           $ 829          $   -   $  (950)
                        =====                  =======

    The provision (benefit) for income taxes differs from the amount calculated by multiplying income (loss) before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                          Years Ended July 31,
                                       -------------------------
                                          1998    1999    2000
                                        ------   -----   ------
      Statutory rate                    (34.0)%   34.0%    34.0%
      Change in valuation allowance       63.2   (29.2)   (90.9%)
      Foreign income taxes                 2.8     4.7      7.2%
      State income taxes                  (2.3)   (1.6)     2.0%
      Research & development credits      (1.4)      -        -
      Tax treatment of foreign
      operations                             -       -    (13.6%)
      Other                               (2.1)   (7.9)   (1.1%)
                                        ------   -----   ------

      Effective rate                      26.2%      -%  (62.4%)
                                        ======   =====   ======


   The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company has a net operating loss carryforward of approximately $2,502,000 at July 31, 2000, which expires in July 31, 2012 and July 31, 2013. After the completion of the fourth quarter of fiscal 1998, the Company determined that a valuation allowance of $2,000,000 against the net operating loss carryforward was necessary as of July 31, 1998. During 1999, the valuation allowance was reduced to $1,384,000. Statement No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. After the completion of the fourth quarter of fiscal 2000, the Company determined that it is more likely than not that the deferred tax asset related to the net operating loss carryforward will be realized. Accordingly, the valuation allowance was eliminated.

    The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:
                                            1999     2000
                                          --------- -------
                                           (in thousands)
Deferred tax assets -
 Reserves for product costs                $   574   $  484
 Reserves for compensation and benefits        137      155
 State tax credit carryforwards                376      509
 Accounts receivable reserves                   44       54
 Other                                          83       81
 NOL carryforward                            3,047    2,502
                                           -------   ------
                                           $ 4,261   $3,785
 Less- valuation allowance                  (1,384)       -
                                                     ------
 Net deferred tax asset                      2,877    3,785
                                           =======   ======

Deferred tax liabilities -
 Depreciation                              $ 1,010   $  852
                                           =======   ======

(8) CONSOLIDATED STATEMENTS OF CASH FLOWS

    Interest of approximately $3.5 million and $2.9 million and $1.9 million was paid during 1998, 1999, and 2000, respectively. No income tax payments were made in 1998 or 1999. An income tax payment of $5,499 was made in 2000 related to Alternative Minimum Tax. An income tax refund of $957,000 was received in 1998.


(9) SALES BY GEOGRAPHIC REGION

    The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:


                       1998           1999       2000
                      -------        -------    -------
                                  (in thousands)
       Net sales:
         Domestic     $69,376        $71,681    $60,335
         Foreign       22,330         18,072     12,874
                      -------        -------    -------

          Total       $91,706        $89,753    $73,209
                      =======        =======    =======


      The majority of foreign sales are concentrated in Canada, Australia and Europe.


(10)  SALES TO A MAJOR CUSTOMER

      During both 1999 and 2000, one customer accounted for approximately 13% of consolidated net sales in each year. No other customer accounted for 10% or more of consolidated net sales in 1998, 1999 or 2000.

(11)  CONCENTRATIONS OF CREDIT RISK

      The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2000.

      At July 31, 1999 and 2000, trade receivables related to these group concentrations were:


                                        1999   2000
                                        ----   ----

       Marine                           50%    54%
       Non-Marine                       50%    46%


(12)  SEVERANCE AND MERGER COSTS

      During 1999 and 2000, the Company recognized $.8 million and $1.9 million, respectively, in severance costs primarily related to transferring certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees affected was 161. Severance costs for all identified employees were fully accrued as of January 31, 2000.

      The Company incurred $.4 million and $.3 million during 1999 and 2000, respectively, in costs associated with its terminated merger with Orbital Sciences Corporation.

(b)  Reports on Form 8-K:
---  -------------------

      On September 15, 2000 the Company filed a form 8-K dated September 7, 2000 with the SEC presenting the current principal stockholder information.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LOWRANCE ELECTRONICS, INC.


DATE:    October 18, 2000         BY:/s/ Darrell J. Lowrance
       -------------------------     -------------------------------------
                                    Darrell J. Lowrance,
                                    President and
                                    Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
---------------------------
Darrell J. Lowrance     President, Chief Executive      October 18, 2000
                        (Principal Executive Officer)


/s/ Douglas J. Townsdin
---------------------------
Douglas J. Townsdin     Vice President of Finance and   October 18, 2000
                        Chief Financial Officer
                        (Principal Financial Officer and
                        Principal Accounting Officer)


/s/ Willard P. Britton
---------------------------
Willard P. Britton      Director                        October 18, 2000


/s/ Peter F. Foley, III
---------------------------
Peter F. Foley, III     Director                        October 18, 2000


/s/ Ronald G. Weber
---------------------------
Ronald G. Weber         Executive Vice President of     October 18, 2000
                        Technology and Engineering
                        and Director


/s/ H. Wayne Cooper
---------------------------
H. Wayne Cooper         Secretary                       October 18, 2000