Form 10-Q
period 2000-10-31
LOWRANCE ELECTRONICS INC
filed 2000-12-14
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

           ________________________________________________________

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000

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

                                 YES   X         NO
                                     -----          _____

At October 31, 2000, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                                                        PAGE
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   Condensed Consolidated Balance Sheets -
                    October 31, 2000 and 1999, and July 31, 2000...................................        3

               Consolidated Statements of Operations and Comprehensive Income -
                    Three Months Ended October 31, 2000 and 1999...................................        4

               Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended October 31, 2000 and 1999...................................        5

               Notes to Condensed Consolidated Financial Statements................................    6 - 8

     ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..................................     9-10


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings...................................................................       11

     ITEM 2.   Changes in Securities...............................................................       11

     ITEM 3.   Defaults Upon Senior Securities.....................................................       11

     ITEM 4.   Submission of Matters to a Vote of Security Holders.................................       11

     ITEM 5.   Other Information...................................................................       11

     ITEM 6.   Exhibits and Reports on Form 8-K....................................................    11-14

     SIGNATURES....................................................................................       15

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                  (Unaudited)

                                                                     Oct. 31,           Oct. 31,          July 31,
                                                                       2000               1999              2000
                                                                  -------------      -------------      -----------
                                                                                     (in thousands)
                                                      ASSETS
                                                      ------
CURRENT ASSETS:
   Cash and cash equivalents                                          $   781           $   801           $   589
   Trade accounts receivable, less allowances                           6,063             7,708             6,649
   Inventories                                                         13,730            13,386            11,277
   Current deferred income taxes                                        1,386             1,214               774
   Prepaid expenses                                                       646               411               434
                                                                      -------           -------           -------

       Total current assets                                            22,606            23,520            19,723

PROPERTY, PLANT, AND EQUIPMENT, net                                     7,126             7,846             7,240

OTHER ASSETS                                                              186               209               186

DEFERRED INCOME TAXES                                                   2,072             1,553             2,072
                                                                      -------           -------           -------

                                                                      $31,990           $33,128           $29,221
                                                                      =======           =======           =======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                               $ 1,622           $ 2,589           $ 2,299
   Accounts payable                                                     4,680             3,383             2,958
   Accrued liabilities                                                  3,678             4,209             3,436
                                                                      -------           -------           -------

       Total current liabilities                                        9,980            10,181             8,693
                                                                      -------           -------           -------

LONG-TERM DEBT, less current
   maturities                                                          11,178            14,696             8,573
                                                                      -------           -------           -------

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 40,000 shares authorized and issued                         -                 -                 -

STOCKHOLDERS' EQUITY:
   Preferred stock, 230,000 shares authorized, none issued                  -                 -                 -
   Common stock, $.10 par value, 10,000,000 shares
      authorized and 3,768,796 shares issued.                             377               377               377
   Paid-in capital                                                      7,073             7,073             7,073
   Retained earnings                                                    3,759             1,048             4,801
   Foreign currency translation adjustment                               (377)             (247)             (296)
                                                                      -------           -------           -------

      Total stockholders' equity                                       10,832             8,251            11,955
                                                                      -------           -------           -------

                                                                      $31,990           $33,128           $29,221
                                                                      =======           =======           =======

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        --------------------------------------------------------------
                                  (Unaudited)

                                                                          Three Months Ended
                                                                     ---------------------------
                                                                     Oct. 31,           Oct. 31,
                                                                       2000               1999
                                                                     --------           --------
                                                             (in thousands, except per share information)
NET SALES                                                             $12,644           $13,438

COST OF SALES                                                           8,332             8,866
                                                                      -------           -------

     Gross profit                                                       4,312             4,572

OPERATING EXPENSES:
  Selling and administrative                                            4,788             4,703
  Severance and merger costs                                                -               669
  Research and development                                                788               700
                                                                      -------           -------

     Total operating expenses                                           5,576             6,072
                                                                      -------           -------

     Operating loss                                                    (1,264)           (1,500)
                                                                      -------           -------

OTHER EXPENSES:
  Interest expense                                                        332               490
  Other, net                                                               58                42
                                                                      -------           -------

     Total other expenses                                                 390               532
                                                                      -------           -------

LOSS BEFORE INCOME TAXES                                               (1,654)           (2,032)

BENEFIT FOR INCOME TAXES                                                 (612)             (752)
                                                                      -------           -------

NET LOSS                                                              $(1,042)          $(1,280)
                                                                      =======           =======

NET LOSS PER COMMON SHARE:
  Basic and diluted                                                     $(.28)            $(.34)
                                                                      =======           =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
  Basic and diluted                                                     3,769             3,769
                                                                      =======           =======

DIVIDENDS                                                                NONE              NONE
                                                                      =======           =======

OTHER COMPREHENSIVE
  LOSS NET OF TAX:

NET LOSS                                                              $(1,042)          $(1,280)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                   (81)               37
                                                                      -------           -------

COMPREHENSIVE LOSS                                                    $(1,123)          $(1,243)
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

                                                                          Three Months Ended
                                                                     -----------------------------
                                                                     October 31,       October 31,
                                                                        2000              1999
                                                                     -----------       -----------
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                           $ (1,042)         $ (1,280)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                        480               595
      Foreign currency translation adjustment                              (81)               37
   Changes in operating assets and liabilities:
      (Increase)decrease in trade accounts receivable                      586             3,756
      (Increase)decrease in inventories                                 (2,453)              (38)
      (Increase)decrease in prepaids, deferred
          income taxes, and other assets                                  (824)             (670)
      Increase (decrease) in liabilities and other                       1,964               302
                                                                      --------          --------

      Net cash provided by (used in) operating activities               (1,370)            2,702
                                                                      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                 (366)             (433)
                                                                      --------          --------

        Net cash used in investing activities                             (366)             (433)
                                                                      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under revolving credit line                               15,713            15,581
   Repayments of borrowings under revolving credit line                (12,804)          (16,998)
   Principal payments on term loans and capital
    lease obligations                                                     (981)             (508)
                                                                      --------          --------

        Net cash provided by (used in) financing activities              1,928            (1,925)
                                                                      --------          --------

        Net increase in cash and cash equivalents                          192               344

CASH AND CASH EQUIVALENTS - beginning of period                            589               457
                                                                      --------          --------

CASH AND CASH EQUIVALENTS - end of period                             $    781          $    801
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2000, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                Oct. 31,   Oct. 31,   July 31,
                                                  2000       1999       2000
                                                --------   --------   --------
                                                          (in thousands)

          Raw materials                         $ 5,970    $ 4,324    $ 4,164
          Work-in-process                         1,994      2,147      1,023
          Finished goods                          7,284      8,148      7,547
          Reserves                               (1,518)    (1,233)    (1,457)
                                                -------    -------    -------

          Total inventories                     $13,730    $13,386    $11,277
                                                =======    =======    =======

     Property, Plant, and Equipment, Net -
     -----------------------------------

          Land                                  $    557   $    557   $    557
          Building and improvements                5,042      4,551      5,163
          Machinery and equipment                 25,873     25,585     25,434
          Office furniture and equipment           3,743      3,568      3,695
                                                --------   --------   --------
                                                  35,215     34,261     34,849

          Less - accumulated depreciation        (28,089)   (26,415)   (27,609)
                                                --------   --------   --------

          Net property, plant, and equipment    $  7,126   $  7,846   $  7,240
                                                ========   ========   ========

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                             Oct. 31,       Oct. 31,       July 31,
                                                               2000           1999           2000
                                                             --------       --------       --------
                                                                         (in thousands)
       Revolving credit line                                 $ 7,359        $ 9,264        $ 4,450
       Term loan                                               4,704          5,942          5,013
       Capitalized equipment lease obligations,
         payable in monthly installments of approx-
         imately $59,000 including interest at rates
         from 7.9% to 10.4%, with final payments ranging
         from November 2000 through December 2002                737          2,079          1,409
                                                             -------        -------        -------
                                                              12,800         17,285         10,872

       Less - current maturities                               1,622          2,589          2,299
                                                             -------        -------        -------

       Total long-term debt                                  $11,178        $14,696        $ 8,573
                                                             =======        =======        =======

     Future maturities of the above debt obligations at October 31, 2000 are $1.6 million, $1.5 million, $9.7 million, for the years ending October 31, 2001 through 2003, respectively.

     At October 31, 2000, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At October 31, 2000, the Company had $.5 million available under the revolving credit line.

     The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases. Violation of any of these provisions, except for the fixed charge ratio, would constitute an event of default, which, if not cured, would empower the lender to declare all amounts immediately payable. Violation of the fixed charge ratio results in an increase in the interest rate on the revolving credit line and term loan of .5%. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all debt covenants at October 31, 2000. The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

     During March 2000, the Company amended its financing package. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003 assuming neither party terminates. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5% (10% as of October 31, 2000).

     In October 2000, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. The amendment is in effect until February 2001. As of October 31, 2000, the Company had not yet borrowed funds under this amendment.

     The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the three months ended October 31, 2000, and October 31, 1999, the Company paid interest of approximately $.3 million and $.5 million, respectively.

(5)  SEVERANCE AND MERGER COSTS

     During the three months ended October 31, 1999, the Company recognized $.5 million in severance costs related to the tranferring of certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees affected was 161. Severance costs for all identified employees were fully accrued as of January 31, 2000. During the three months ended October 31, 2000, the Company recognized no severance costs.

(6)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 18, 2000. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                          Description
          ----      --------------------------------------------------------

           1        Business and Summary of Significant Accounting Policies
           4        Leases
           5        Stockholders' Equity and Related Items
           6        Retirement Plans
           7        Income Taxes

Part I, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended October 31, 2000, SONAR and combination SONAR/GPS navigation sales dollars decreased 3.6% as compared to the same period last year. SONAR and combination SONAR/GPS navigation unit sales decreased 2.1% year over year. In July 2000, the Company introduced completely new, award winning SONAR, GPS and combination SONAR/GPS navigation units. These products will begin shipping in the second quarter and will sell in the premium price range. In order to empty the distribution pipelines for these new products, the Company began to phase-out the previous premium products, resulting in a sales decrease of 11.8% in the first quarter of this year compared to the same quarter last year.

One of the seven new premium price point products began shipping in November. Sales for this one product were approximately $500,000 in November compared to sales of approximately $190,000 in November of 1999 for the equivalent premium price point, a 163% increase.

Stand-alone GPS navigation sales dollars decreased 19.3% from last year while unit sales increased by 1.8%. During the first quarter of 1999, the mapping portable GPS navigation units were offered as a bundled unit with major accessories while in the current quarter these products were offered as unbundled units. Accessory sales increased by 48% in the current quarter compared to the first quarter of 1999.

Net sales decreased in total by 5.9% for the three months ended October 31, 2000 as compared to the same period last year. Total unit sales decreased by approximately 1,100 units (1.6%). Current backlog is approximately $13.9 million compared to approximately $6.8 million for the same period last year.

For the three months ended October 31, 2000, gross profit increased to 34.1% as compared to 34.0% for the same period last year.

Selling and administrative costs increased as a percentage of sales due to lower revenue year over year. Research and development expense increased as a percentage of sales resulting from the Company's focus on new product offerings for the current year. There were no severance and merger costs for the period. Severance costs incurred during the previous year related to transferring additional production related jobs to the Company's Mexico facility during the first quarter of fiscal 2000 while prior year merger costs incurred related to the Company's terminated merger with Orbital Sciences Corporation. Operating expenses decreased by $.5 million for the three months ended October 31, 2000 as compared to the same period last year. Total operating expenses as a percentage of sales decreased from 45.2% to 44.1% for the same period.

Interest expense for the three months ended October 31, 2000 was $.2 million lower than the same period in fiscal 2000.

The after-tax net loss for the three months ended October 31, 2000 was ($1.0 million) as compared to ($1.3 million) for the same period in fiscal 2000.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At October 31, 2000, the Company had $.5 million available under the line of credit.

Cash flows used in operations were ($1.4 million) for the three months ended October 31, 2000 as compared to cash flows provided by operations of $2.7 million for the same period last year. The increase in inventories resulted from an electronic parts shortage. The parts shortage required the Company to purchase these raw materials earlier than required in order to ensure delivery thus resulting in decreased operating cash flows in the current period. Cash flows from borrowings were utilized to fund $.4 million in capital expenditures.

In March 2000, the Company amended its financing package. The amendment extended the maturity of the agreement from December 31, 2000 to December 31, 2002 with a renewal option to extend the agreement to December 31, 2003. The amendment also reduced the interest rate on the line of credit and the term loan to prime plus
 .5% from prime plus 1.5% (10% as of October 31, 2000). In October 2000, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. This amendment is in effect until February 2001. As of October 31, 2000, the Company had not yet borrowed funds under this amendment.

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

Outlook and Uncertainties
-------------------------

Certain matters discussed in this report, excluding historical information, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and in the report to stockholders. Statements that address the Company's operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to sales and earnings growth, statements expressing general optimism about future operating results, and statements relating to liquidity and future financing plans are forward-looking statements. Although the Company believes that such forward-looking statements are based on management's then-current views and reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

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

 .    Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

 .    Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" of the Company's most recent Form 10-K could have an adverse effect on expected results for the remaining year.

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

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable

Item 5.   Other Information
          -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a.) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

          Exhibit Index:

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

               10.22 Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.22 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.23 Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.24 Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.25 Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.26 Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.27 Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.28 Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.29 Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.30 Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formally Shawmut Capital Corporation), previously filed as Exhibit 10.30 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.31 Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.31 to the Company's 2000 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

               10.32 Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, filed herewith.

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

            (b.) On September 15, 2000 the Company filed a form 8-K dated September 7, 2000 with the SEC presenting the current principal stockholder information.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOWRANCE ELECTRONICS, INC.


DATE:  December 14, 2000            BY:  /s/ Darrell J. Lowrance
       -----------------            ----------------------------
                                    Darrell J. Lowrance,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  December 14, 2000            BY:  /s/ Douglas J. Townsdin
       -----------------            ----------------------------
                                    Douglas J. Townsdin
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)