Form 10-Q
period 2001-01-31
LOWRANCE ELECTRONICS INC
filed 2001-03-09
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

           ________________________________________________________

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 31, 2001

          _______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    YES   X      NO ______
                                        -----


At January 31, 2001, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

     ITEM 1. Consolidated Balance Sheets -
               January 31, 2001, 2000, and July 31, 2000............       3

             Consolidated Statements of Operations -
               Three Months and Six Months Ended
               January 31, 2001 and 2000............................       4

             Consolidated Statements of Cash Flows -
               Six Months Ended January 31, 2001 and 2000...........       5

             Notes to Consolidated Financial Statements.............     6-8

     ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations........    9-10


PART II.  OTHER INFORMATION

     ITEM 1. Legal Proceedings......................................      11

     ITEM 2. Changes in Securities..................................      11

     ITEM 3. Defaults Upon Senior Securities........................      11

     ITEM 4. Submission of Matters to a Vote of Security Holders....      11

     ITEM 5. Other Information......................................      11

     ITEM 6. Exhibits and Reports on Form 8-K.......................   11-15

     SIGNATURES.....................................................      15

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                     Jan. 31,       Jan. 31,       July 31,
                                                       2001           2000           2000
                                                     --------      ---------      ----------
                                                              (in thousands)
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash and cash equivalents                           $   901        $   545        $   589
  Accounts receivable, less allowances                 12,586         10,421          6,649
  Inventories                                          20,021         13,262         11,277
  Current deferred income taxes                         1,006          1,214            774
  Prepaid expenses                                        610            264            434
                                                      -------        -------        -------
     Total current assets                             $35,124        $25,706        $19,723

PROPERTY, PLANT, AND EQUIPMENT, net                     7,930          7,541          7,240

OTHER ASSETS                                               53            202            186

DEFERRED INCOME TAXES                                   2,072          1,624          2,072
                                                      -------        -------        -------
                                                      $45,179        $35,073        $29,221
                                                      =======        =======        =======

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                $ 1,858        $ 2,577        $ 2,299
  Accounts payable                                      9,322          4,797          2,958
  Accrued liabilities                                   3,576          3,899          3,436
                                                      -------        -------        -------
     Total current liabilities                        $14,756        $11,273        $ 8,693

LONG-TERM DEBT, less current
  maturities                                           18,899         15,796          8,573

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 40,000 shares authorized
 and issued                                                 -              -              -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 shares authorized,
     none issued                                            -              -              -
  Common stock, $.10 par value, 10,000,000 shares
     authorized and 3,768,796 shares issued           $   377        $   377        $   377
  Paid-in capital                                       7,073          7,073          7,073
  Retained earnings                                     4,406            764          4,801
  Foreign currency translation adjustment                (332)          (210)          (296)
                                                      -------        -------        -------
  Total stockholders' equity                          $11,524         $8,004        $11,955
                                                      =======        =======        =======
                                                      $45,179        $35,073        $29,221
                                                      =======        =======        =======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                        Three Months Ended            Six Months Ended
                                     ------------------------    --------------------------
                                     January 31,  January 31,    January 31,    January 31,
                                        2001         2000           2001           2000
                                     -----------  -----------    -----------    -----------
                                          (in thousands)               (in thousands)
NET SALES                              $19,206      $17,346        $31,850        $30,784

COST OF SALES                           11,819       11,019         20,151         19,885
                                       -------      -------        -------        -------
     Gross profit                      $ 7,387      $ 6,327        $11,699        $10,899
                                       -------      -------        -------        -------
OPERATING EXPENSES:
  Selling and administrative           $ 4,999      $ 3,836        $ 9,787        $ 8,358
  Severance and merger costs                 -        1,532              -          2,201
  Research and  development                722          716          1,510          1,416
                                       -------      -------        -------        -------
     Total operating expenses          $ 5,721      $ 6,084        $11,297        $11,975
                                       -------      -------        -------        -------
     Operating income (loss)           $ 1,666      $   243        $   402        $(1,076)
                                       -------      -------        -------        -------
OTHER EXPENSES:
  Interest expense                     $   488      $   489        $   820        $   979
  Other, net                               151          205            209            427
                                       -------      -------        -------        -------
     Total other expenses              $   639      $   694        $ 1,029        $ 1,406
                                       -------      -------        -------        -------
INCOME (LOSS) BEFORE INCOME
  TAXES                                $ 1,027      $  (451)       $  (627)       $(2,482)

PROVISION FOR
  (BENEFIT FROM) INCOME TAXES              380         (167)          (232)          (918)
                                       -------      -------        -------        -------
NET INCOME (LOSS)                      $   647      $  (284)       $  (395)       $(1,564)
                                       =======      =======        =======        =======
NET INCOME (LOSS) PER BASIC
 AND DILUTED SHARE                     $   .17      $  (.08)       $  (.10)       $  (.42)
                                       =======      =======        =======        =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)        3,769        3,769          3,769          3,769
                                       =======      =======        =======        =======
DIVIDENDS                                 NONE         NONE           NONE           NONE
                                       =======      =======        =======        =======

OTHER COMPREHENSIVE INCOME (LOSS)
  NET OF TAX:

NET INCOME (LOSS)                      $   647      $  (284)       $  (395)       $(1,564)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                45           37            (36)            74
                                       -------      -------        -------        -------
COMPREHENSIVE INCOME (LOSS)            $   692      $  (247)       $  (431)       $(1,490)
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

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                        Six Months Ended
                                                                  ----------------------------
                                                                   January 31,     January 31,
                                                                      2001            2000
                                                                  ------------    ------------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                          $   (395)       $ (1,564)
  Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
     Depreciation                                                        960           1,134
     Gain on retirement of fixed assets                                   (1)              -
     Change in unrealized foreign translation adjustment                 (36)             74
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                       (5,937)          1,043
     (Increase) decrease in inventories                               (8,744)             86
     (Increase) decrease in prepaids, deferred
       income taxes, and other assets                                   (275)           (587)
       Increase (decrease) in accounts payable and
         accrued liabilities                                           6,504           1,406
                                                                    --------        --------
     Net cash provided by (used in) operating activities            $ (7,924)       $  1,592

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                              $ (1,651)       $   (667)
  Proceeds from sales of property                                          1               -
                                                                    --------        --------
     Net cash used in investing activities                          $ (1,650)       $   (667)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under line of credit                                   $ 35,211        $ 31,307
  Repayments of borrowings under line of credit                      (25,153)        (31,123)
  Borrowings under capital leases                                      1,249               -
  Principal payments on term loans and capital
     lease obligations                                                (1,421)         (1,021)
                                                                    --------        --------
     Net cash provided by (used in) financing activities            $  9,886        $   (837)
                                                                    --------        --------
     Net increase (decrease) in cash and cash equivalents           $    312        $     88

CASH AND CASH EQUIVALENTS - beginning of period                          589             457
                                                                    --------        --------
CASH AND CASH EQUIVALENTS - end of period                           $    901        $    545
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 2001, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

    Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                                                        Jan. 31,       Jan. 31,      July 31,
                                                         2001            2000          2000
                                                       ---------       --------      --------
                                                                  (in thousands)
          Raw materials                                $  8,862        $  5,080      $  4,164
          Work-in-process                                 2,830           1,938         1,023
          Finished goods                                 10,122           7,599         7,547
          Excess, obsolete and realization reserves      (1,793)         (1,355)       (1,457)
                                                       --------        --------      --------
          Total inventories                            $ 20,021        $ 13,262      $ 11,277
                                                       ========        ========      ========

Property, Plant, and Equipment, Net -
-----------------------------------

          Land                                         $    557        $    557      $    557
          Building and improvements                       5,044           4,555         5,163
          Machinery and equipment                        27,088          25,801        25,434
          Office furniture and equipment                  3,810           3,581         3,695
                                                       --------        --------      --------
                                                       $ 36,499        $ 34,494      $ 34,849

          Less - accumulated depreciation               (28,569)        (26,953)      (27,609)
                                                       --------        --------      --------
          Net property, plant, and equipment           $  7,930        $  7,541      $  7,240
                                                       ========        ========      ========

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                           Jan. 31,       Jan. 31,      July 31,
                                                             2001           2000          2000
                                                          ---------       --------      --------
                                                                    (in thousands)
     Revolving credit line                                 $14,507        $10,864       $ 4,450
     Term loan                                               4,395          5,633         5,013
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $110,000 including interest at rates
       from 8.4% to 13.5%, with final payments ranging
       from April 2001 through December 2005                 1,855          1,876         1,409
                                                           -------        -------       -------
                                                           $20,757        $18,373       $10,872

     Less - current maturities                               1,858          2,577         2,299
                                                           -------        -------       -------
     Total long-term debt                                  $18,899        $15,796       $ 8,573
                                                           =======        =======       =======

Future maturities of the above debt obligations at January 31, 2001, are $1.9 million, $3.5 million, and $15.4 million for the periods ending January 31, 2002 through 2005, respectively.

At January 31, 2001, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At January 31, 2001, the Company had $.2 million available under the revolving credit line.

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

The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The company was in compliance with all debt covenants at January 31, 2001. The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

During March 2000, the Company amended its financing package. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003 assuming neither party terminates. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5% (9.5% as of January 31, 2001).

In October 2000, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. The amendment is in effect until February 2001. As of January 31, 2001, the Company did not have funds borrowed under this amendment.

The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the six months ended January 31, 2001, and January 31, 2000, the Company paid interest of $.8 million and $1 million, respectively.

(5)  SEVERANCE AND MERGER COSTS

     During the six months ended January 31, 2001, the Company recognized no severance costs, as compared to $1.9 million for the previous year, related to transferring certain production related jobs to the Company's Mexico manufacturing facility. The total number of employees affected was 161. Severance costs for all identified employees were fully accrued as of January 31, 2000.

     The Company incurred no merger costs during the six months ended January 31, 2001 as compared to $.3 million during the six months ended January 31, 2000.

(6)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 18, 2000. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                            Description
          ----      -------------------------------------------------------

           1        Business and Summary of Significant Accounting Policies
           4        Capital Leases
           5        Stockholders' Equity and Related Items
           6        Retirement Plans
           7        Income Taxes

(7)  TENDER OFFER MADE BY COBRA ELECTRONICS CORPORATION

     On January 5, 2001, the Company and Cobra Electronics Corporation ("Cobra") announced the execution of a definitive merger agreement under which Cobra will commence a tender offer to purchase all the outstanding shares of the Company's common stock. The tender offer commenced on January 16, 2001 and was originally scheduled to expire at 12:00 midnight, New York City time, on February 12, 2001 but has been extended, and now is currently set to expire on March 13, 2001.

Part I, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended January 31, 2001, non-original equipment SONAR and combination SONAR/GPS navigation sales dollars increased 19.8% on a 5.5% unit increase as compared to the same period last year. The Company's completely new, award-winning Lowrance SONAR and combination SONAR/GPS navigation units began shipping this quarter. These products sell in the premium price range and were the primary factor in the sales dollar increase. Sales dollars and units increased for both the Lowrance and Eagle brands.

Stand-alone GPS navigation sales dollars increased 27.1% from last year on a 95.7% unit increase. The three months ended January 31, 2000 represented the initial quarter that the mapping portable GPS units were offered as an unbundled unit rather than a unit bundled with the major accessories. Accessory sales dollars increased 20.7% in the current quarter compared to the second quarter last year.

Original equipment SONAR sales to boat manufacturers declined 25.9% on a unit decrease of 20.4% in the three month period ended January 31, 2001 compared to the same period last year. Original equipment SONAR sales were 4.0% of total net sales for the three months ended January 31, 2001 compared to 5.9% of total net sales for the three months ended January 31, 2000. The decline in the original equipment market is pervasive in the industry as one major boat manufacturer filed Chapter 11.

Net sales increased 10.7% for the three months ended January 31, 2001 as compared to the same period last year. Total unit sales increased by approximately 7.8%. Sales discounts increased by approximately $900,000 resulting primarily from the transition to new Eagle product models.

For the six months ended January 31, 2001, non-original equipment SONAR and combination SONAR/GPS navigation sales dollars increased 11.9% on a 4.4% unit increase as compared to the same period last year. Sales dollars and units increased for both the Lowrance and Eagle brands.

Stand-alone GPS navigation sales increased 2.6% on a 38.3% unit increase in the six month period ended January 31, 2001 compared to the same period last year. Accessory sales dollars increased 24.8%.

Original equipment SONAR sales declined 22.4% on a 16.9% unit decrease in the six month period ended January 31, 2001 compared to the same period last year. Original equipment SONAR sales were 5.9% of total net sales for six months ended January 31, 2001 compared to 7.8% of total net sales for the six months ended January 31, 2000.

Net sales increased 3.5% for the six months ended January 31, 2001 as compared to the same period last year. Total unit sales increased by approximately 3.5%.

Gross profit as a percentage of net sales increased to 38.5% for the three months ended January 31, 2001 compared to 36.5% for the same period last year. For the six months ended January 31, 2001, gross profit increased to 36.7% from 35.4% for the same period last year.

Selling and administrative costs increased as a percentage of sales due primarily to increased advertising expenditures related to new products. Research and development expense decreased as a percentage of sales for the three months ended January 31, 2001, primarily due to the shipments of the new premium priced SONAR products which began in this quarter. For the six months ended January 31, 2001, research and development expense increased as a percentage of sales. There were no severance and merger costs in either current year period. Total operating expenses as a percentage of sales decreased from 35.1% to 29.8% for the three months ended January 31, 2001 and decreased from 38.9% to 35.5% for the six months ended January 31, 2001.

Interest expense was essentially unchanged for the three months ended January 31, 2001 and $159,000 lower for the six months ended January 31, 2001 compared to the same periods last year.

Net income for the three months ended January 31, 2001 $647,000 compared to a net loss of ($284,000) for the same period last year. The net loss for the six months ended January 31, 2001 was ($395,000) compared to a net loss of ($1,564,000) for the same period last year.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At January 31, 2001, the Company had $.2 million available under the line of credit.

In October 2000, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. This amendment was in effect until February 2001. At January 31, 2001, the Company had no outstanding borrowings under this amendment.

Cash flows used in operations were ($7.9 million) for the six months ended January 31, 2001 compared to cash flows provided by operations of $1.6 million for the same period last year. Cash flows from borrowings were utilized to fund $1.7 million of capital expenditures.

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

          Not applicable

Item 3.   Defaults upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On December 12, 2000, the Company's Annual Meeting of Stockholders was held. The matters presented to Stockholders and voted on at the meeting, and the results thereof are as follows:

          A. The Company's Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending July 31, 2001. The voting results are as follows:

                                             Votes For     Votes Against       Abstaining
          Ratification of appointment
          of independent accountants         3,266,711         7,421                0

Item 5.   Other Information
          -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

          Exhibit Index:

               2.1 Agreement and Plan of Merger, dated as of January 4, 2001, among the Company, Cobra Electronics Corporation, and Blue Marlin, Inc., previously filed as Exhibit 2.1 to the Company's Form 8-K dated January 8, 2001, which is incorporated herein by reference thereto.

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

     10.32 Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.32 to the Company's October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

     22.1 Subsidiaries of the Company previously filed as Exhibit 22.1 to the Company's 1993 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

     22.12 Subsidiaries of the Company previously filed as Exhibit 22.12 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.


     (b) On January 8, 2001 the Company filed a Form 8-K dated January 5, 2001 with the SEC announcing the signing of an Agreement and Plan of Merger among the Company, Cobra Electronics Corporation and Blue Marlin, Inc. which contemplates a cash tender offer to purchase all of the outstanding shares of the Company's common stock.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOWRANCE ELECTRONICS, INC.


DATE:  March 9, 2001          BY:  /s/ Darrell J. Lowrance
       -------------          ----------------------------
                              Darrell J. Lowrance,
                              President and Chief Executive Officer
                              (Principal Executive Officer)



DATE:  March 9, 2001          BY:  /s/ Douglas J. Townsdin
       -------------          ----------------------------
                              Douglas J. Townsdin
                              Vice President of Finance and
                               Chief Financial Officer
                              (Principal Financial Officer)