Form 10-Q
period 2001-04-30
LOWRANCE ELECTRONICS INC
filed 2001-06-12
CIK 804073

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

           ________________________________________________________

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001


           _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to______
           ________________________________________________________


                       Commission File Number:   0-15240


                          LOWRANCE ELECTRONICS, INC.
                -----------------------------------------------
                 (Exact Name of Registrant as Specified in its
                                   Charter)


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

                                 YES   X         NO_____
                                     -----

At April 30, 2001, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------

                                   FORM 10-Q
                                   ---------

                                     INDEX
                                     -----

                                                                      PAGE
                                                                      ----

PART I.   FINANCIAL INFORMATION

  ITEM 1.    Consolidated Balance Sheets -
                April 30, 2001 and 2000, and July 31, 2000........     3

             Consolidated Statements of Operations -
                Three Months and Nine Months Ended
                April 30, 2001 and 2000...........................     4

             Consolidated Statements of Cash Flows -
                Nine Months Ended April 30, 2001 and 2000.........     5

             Notes to Consolidated Financial Statements...........   6-8

  ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....  9-11


PART II.  OTHER INFORMATION

  ITEM 1.    Legal Proceedings....................................    11

  ITEM 2.    Changes in Securities................................    11

  ITEM 3.    Defaults Upon Senior Securities......................    11

  ITEM 4.    Submission of Matters to a Vote of Security Holders..    11

  ITEM 5.    Other Information....................................    11

  ITEM 6.    Exhibits and Reports on Form 8-K..................... 11-14


  SIGNATURES......................................................    15

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (in thousands)
                                 ------------

                                                      April 30,     April 30,      July 31,
                                                        2001          2000           2000
                                                     -----------   -----------     --------
                                                     (Unaudited)   (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 1,052      $   653       $   589
  Accounts receivable, less allowances                    11,987       12,919         6,649
  Inventories                                             23,411       11,629        11,277
  Current deferred income taxes                              807          221           774
  Prepaid expenses                                           696          572           434
                                                         -------      -------       -------

     Total current assets                                 37,953       25,994        19,723

PROPERTY, PLANT, AND EQUIPMENT, net                        7,611        7,380         7,240

OTHER ASSETS                                                  53          202           186

DEFERRED INCOME TAXES                                      1,965        1,353         2,072
                                                         -------      -------       -------

                                                         $47,582      $34,929       $29,221
                                                         =======      =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                   $ 1,826      $ 2,394       $ 2,299
  Accounts payable                                         8,424        4,822         2,958
  Accrued liabilities                                      4,597        3,644         3,436
                                                         -------      -------       -------

     Total current liabilities                            14,847       10,860         8,693

LONG-TERM DEBT, less current
  maturities                                              20,432       13,674         8,573

SERIES "A" REDEEMABLE PREFERRED STOCK,
$.50 par value, 40,000 shares authorized and issued            -            -             -

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 shares authorized,
     none issued                                               -            -             -
  Common stock, $.10 par value,
     10,000,000 shares authorized, 3,768,796
     shares issued                                           377          377           377
  Paid-in capital                                          7,073        7,073         7,073
  Retained earnings                                        5,267        3,238         4,801
  Foreign currency translation adjustment                   (414)        (293)         (296)
                                                         -------      -------       -------

     Total stockholders' equity                           12,303       10,395        11,955
                                                         -------      -------       -------

                                                         $47,582      $34,929       $29,221
                                                         =======      =======       =======


   The accompanying notes are an integral part of these consolidated balance sheets.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                  Three Months Ended          Nine Months Ended
                              ------------------------    ----------------------
                               April 30,     April 30,     April 30,   April 30,
                                 2001          2000          2001        2000
                              ----------    ----------    ----------  ----------
                                   (in thousands)             (in thousands)
NET SALES                       $23,282       $25,366       $55,132     $56,150

COST OF SALES                    14,357        15,173        34,508      35,058
                                -------       -------       -------     -------

     Gross profit                 8,925        10,193        20,624      21,092

OPERATING EXPENSES:
  Selling and administrative      5,916         5,470        15,703      14,207
  Severance and merger costs        371             -           371       2,201
  Research and development          742           770         2,252       2,186
                                -------       -------       -------     -------

     Total operating expenses     7,029         6,240        18,326      18,594
                                -------       -------       -------     -------

     Operating income             1,896         3,953         2,298       2,498
                                -------       -------       -------     -------

OTHER EXPENSES:
  Interest expense                  504           505         1,324       1,484
  Other, net                         25            56           234         104
                                -------       -------       -------     -------

     Total other expenses           529           561         1,558       1,588
                                -------       -------       -------     -------

INCOME BEFORE
  INCOME TAXES                    1,367         3,392           740         910

PROVISION FOR INCOME TAXES          506           918           274           -
                                -------       -------       -------     -------

NET INCOME                      $   861       $ 2,474       $   466     $   910
                                =======       =======       =======     =======

NET INCOME PER SHARE            $   .23       $   .66       $   .12     $   .24
                                =======       =======       =======     =======

OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                        (82)          (82)         (118)         (9)
                                -------       -------       -------     -------

COMPREHENSIVE INCOME            $   779       $ 2,392       $   348     $   901
                                =======       =======       =======     =======

  WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING              3,769         3,769         3,769       3,769
                                =======       =======       =======     =======

DIVIDENDS                          NONE          NONE          NONE        NONE
                                =======       =======       =======     =======


 The accompanying notes are an integral part of these consolidated statements.

                          LOWRANCE ELECTRONICS, INC.
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Unaudited) (Note 4)

                                                           Nine Months Ended
                                                         ----------------------
                                                         April 30,    April 30,
                                                           2001         2000
                                                         --------     --------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                               $    466     $   910
 Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation                                               1,443       1,655
  (Gain) loss on retirement of fixed assets                      2         (31)
  Change in unrealized foreign translation adjustment         (118)         (9)
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                (5,338)     (1,455)
  (Increase) decrease in inventories                       (12,134)      1,719
  (Increase) decrease in prepaids, deferred
    income taxes, and other assets                             (55)        369
  Increase (decrease) in liabilities and other               6,627       1,176
                                                          --------    --------

  Net cash provided by (used in) operating activities       (9,107)      4,334
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                       (1,818)     (1,012)
 Proceeds from sales of property                                 2          16
                                                          --------    --------

 Net cash used in investing activities                      (1,816)       (996)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings under line of credit                            60,003      51,857
 Repayments of borrowings under line of credit             (48,050)    (53,416)
 Borrowings under capital leases                             1,249           -
 Principal payments on term loans and capital
    lease obligations                                       (1,816)     (1,583)
                                                          --------    --------

  Net cash provided by (used in) financing activities       11,386      (3,142)
                                                          --------    --------

  Net increase (decrease)
    in cash and cash equivalents                               463         196

CASH AND CASH EQUIVALENTS - beginning of period                589         457
                                                          --------    --------

CASH AND CASH EQUIVALENTS - end of period                 $  1,052     $   653
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


(1)  PRINCIPLES OF PREPARATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 2001, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       April 30,     April 30,     July 31,
                                                         2001          2000          2000
                                                       --------      --------      --------
                                                                  (in thousands)

          Raw materials                                $  9,434      $  4,291      $  4,164
          Work-in-process                                 1,684         1,238         1,023
          Finished goods                                 14,289         7,364         7,547
          Excess, obsolete and realization reserves      (1,996)       (1,264)       (1,457)
                                                       --------      --------      --------

          Total inventories                            $ 23,411      $ 11,629      $ 11,277
                                                       ========      ========      ========

     Property, Plant, and Equipment, Net -
     -----------------------------------

          Land                                         $    557      $    557      $    557
          Building and improvements                       5,044         5,012         5,163
          Machinery and equipment                        27,177        25,660        25,434
          Office furniture and equipment                  3,885         3,594         3,695
                                                       --------      --------      --------
                                                         36,663        34,823        34,849

          Less - accumulated depreciation               (29,052)      (27,443)      (27,609)
                                                       --------      --------      --------

          Net property, plant, and equipment           $  7,611      $  7,380      $  7,240
                                                       ========      ========      ========

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and revolving credit line are summarized below:

                                                          April 30,    April 30,     July 31,
                                                            2001         2000          2000
                                                          --------     --------      -------
                                                                    (in thousands)

     Revolving credit line                                 $16,403      $ 9,121       $ 4,450
     Term loan                                               4,085        5,323         5,013
     Capitalized equipment lease obligations,
       payable in monthly installments of approx-
       imately $90,000 including interest at rates
       from 6.1% to 13.5%, with final payments ranging
       from July 2001 through December 2005                  1,770        1,624         1,409
                                                           -------      -------       -------

                                                            22,258       16,068        10,872

     Less - current maturities                               1,826        2,394         2,299
                                                           -------      -------       -------

     Total long-term debt                                  $20,432      $13,674       $ 8,573
                                                           =======      =======       =======

     Future maturities of the above debt obligations at April 30, 2001, are $1.8 million, $3.2 million, $16.6 million and $.6 million for the years ending April 30, 2002 through 2005, respectively.

     At April 30, 2001, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At April 30, 2001, the Company had $.5 million available under the revolving credit line.

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

     The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all debt covenants at April 30, 2001. The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

     During March 2000, the Company amended its financing package. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003 assuming neither party terminates. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5% (8% as of April 30, 2001).

     The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the nine months ended April 30, 2001, and April 30, 2000, the Company paid interest of approximately $1.3 million and $1.5 million, respectively.

(5)  SEVERANCE AND MERGER COSTS

     During the nine months ended April 30, 2001, the Company recognized no severance costs, as compared to $1.9 million for the previous year, related to transferring certain production related jobs to the Company's Mexico facility. The total number of employees affected was 161. Severance costs for all identified employees were fully accrued as of January 31, 2000.

     The Company incurred merger costs of $.4 million during the nine months ended April 30, 2001 as compared to $.3 million during the nine months ended April 30, 2000.


(6)  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 18, 2000. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          Note                           Description
          ----      -------------------------------------------------------

           1        Business and Summary of Significant Accounting Policies
           4        Capital Leases
           5        Stockholders' Equity and Related Items
           6        Retirement Plans
           7        Income Taxes


(7)  TENDER OFFER MADE BY COBRA ELECTRONICS CORPORATION

     On May 2, 2001 Cobra Electronics Corporation terminated its tender offer for all of the outstanding shares of the Company's stock. The tender offer had been set to expire on May 4, 2001.

Part I, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended April 30, 2001, non-original equipment SONAR and combination SONAR/GPS navigation sales dollars decreased 7.6% on an 18.6% unit decrease as compared to the same period last year. This decrease is due primarily to the general economic downturn combined with an unusually long winter.

Original equipment SONAR sales to boat manufacturers for the three months ended April 30, 2001 declined 31.6% on a 26.4% unit decrease as compared to the same period last year. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 3.9% of total net sales for the period compared to 5.3% last year.

Stand-alone GPS navigation sales dollars for the three months ended April 30, 2001 decreased 11.6% on a 3.3% unit decrease as compared to the same period last year due primarily to the general economic downturn. Accessory sales increased 34.2% over the same period last year.

Total net sales decreased 8.2% for the three months ended April 30, 2001 as compared to the same period last year. Total unit sales decreased by 18.5%. Sales discounts increased by approximately $1.0 million year over year resulting primarily from the transition to new Eagle product models.

For the nine months ended April 30, 2001, non-original equipment SONAR and combination SONAR/GPS navigation sales dollars increased 2.6% on a 6.2% unit decrease as compared to the same period last year.

Original equipment SONAR sales to boat manufacturers for the nine months ended April 30, 2001 declined 25.6% on a 20.2% unit decrease as compared to the same period last year. Original equipment SONAR sales were 5.1% of total net sales for the period compared to 6.7% last year.

Stand-alone GPS navigation sales dollars for the nine months ended April 30, 2001 decreased 2.4% on a 22.7% unit increase as compared to the same period last year. Accessory sales increased 29.2% over the same period last year.

Total net sales decreased 1.8% for the nine months ended April 30, 2001 as compared to the same period last year. Total unit sales decreased by 6.0%. Sales discounts increased by approximately $2.1 million year over year.

Gross profit as a percentage of net sales decreased to 38.3% for the three months ended April 30, 2001 as compared to 40.2% for the same period last year. For the nine months ended April 30, 2001, gross profit was 37.4% compared to 37.6% for the previous year.

For the three and nine month periods ended April 30, 2001, selling and administrative costs increased as a percentage of sales due primarily to increased advertising expenditures related to new products. Research and development expense decreased as a percentage of sales for the three months ended April 30, 2001 primarily due to the release of new products. Merger costs were 1.6% and .7%, respectively, for the three and nine months ended April 30, 2001. For the nine months ended April 30, 2001, research and development expense increased as a percentage of sales. Total operating expenses increased as a percentage of sales from 24.6% to 30.2% for the three months ended April 30, 2001 and increased as a percentage of sales from 33.1% to 33.2% for the nine months ended April 30, 2001.

Interest expense for the three months ended April 30, 2001 was unchanged and $160,000 lower for the nine months ended April 30, 2001 as compared to the same period last year.

The after-tax net income for the three months ended April 30, 2001 was $861,000 as compared to $2.5 million for the same period last year. Net income for the nine months ended April 30, 2001 was $466,000 as compared to $910,000 for the previous year. The effective tax rates in fiscal 2000 were impacted by reserves against deferred tax assets for net operating loss carryforwards. Applying the comparable current year effective tax rate of 37% to the fiscal 2000 three month and nine month periods, net income would have been $2.1 million and $573,000, respectively.

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

Cash flows used in operations were ($9.1 million) for the nine months ended April 30, 2001 as compared to cash flows provided by operations of $4.3 million for the same period last year. Cash flows from borrowings were utilized to fund $1.8 million in capital expenditures.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

 . Continued profitability in fiscal 2001 is based on attaining current projections for net income.

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

     (b.) On May 14, 2001 the Company filed a Form 8-K with the SEC acknowledging that on May 3, 2001 it received written notification from Cobra Electronics Corporation ("Cobra") that Cobra had terminated its tender offer to purchase all the outstanding shares of the Company's common stock.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LOWRANCE ELECTRONICS, INC.


DATE: June 12, 2001           BY: /s/ Darrell J. Lowrance
      -------------           ---------------------------
                              Darrell J. Lowrance,
                              President and Chief Executive Officer
                              (Principal Executive Officer)


DATE: June 12, 2001           BY: /s/ Douglas J. Townsdin
      -------------           ---------------------------
                              Douglas J. Townsdin
                              Vice President of Finance and
                               Chief Financial Officer
                              (Principal Financial Officer)