Form 10-K
period 2001-07-31
LOWRANCE ELECTRONICS INC
filed 2001-10-23
CIK 804073

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended July 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from               to
                                    -------------    --------------

                         Commission File Number: 0-15240

                           LOWRANCE ELECTRONICS, INC.
--------------------------------------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. []

                 Aggregate Market Value of the Voting Stock Held
               By Non-Affiliates on October 19, 2001 - $4,629,542

                        Number of Shares of Common Stock
                   Outstanding on October 19, 2001 - 3,768,796

                       DOCUMENT INCORPORATED BY REFERENCE
          Proxy Statement for Annual Meeting of Stockholders to be held
                          December 11, 2001 - Part III

                                    FORM 10-K

                Annual Report for Fiscal Year Ended July 31, 2001

                           LOWRANCE ELECTRONICS, INC.

                                                                                                                     Page
                                                                                                                     ----

                                                  Table of Contents
                                                  -----------------

                                                       PART I
Item 1.   Business ...........................................................................................         1

Item 2.   Properties .........................................................................................        16

Item 3.   Legal Proceedings ..................................................................................        17

Item 4.   Submission of Matters to a Vote of Security Holders ................................................        17


                                                  PART II

Item 5.   Market for Registrant's Common Equity and Related

          Stockholder Matters ................................................................................        17

Item 6.   Selected Financial Data ............................................................................        18

Item 7a.  Quantitative and Qualitative Disclosures About

          Market Risk ........................................................................................        18

Item 7.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations ................................................................        19

Item 8.   Financial Statements and Supplementary Data ........................................................        24

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ................................................................        24


                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant .................................................        24

Item 11.  Executive Compensation .............................................................................        24

Item 12.  Security Ownership of Certain Beneficial Owners

          and Management .....................................................................................        24

Item 13.  Certain Relationships and Related Transactions .....................................................        24


                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K ................................................................................        25
                                                                                                              and F-1 to F-17

Signatures ...................................................................................................        31

                           LOWRANCE ELECTRONICS, INC.
                                  Annual Report
                        For the Year Ended July 31, 2001

                                     PART I

Item 1. Business
----------------

General (For this Annual Report, the term "Company" refers to Lowrance ------- Electronics, Inc., including its subsidiaries and its predecessors, unless the context indicates otherwise.)

        Founded in 1957, incorporated in 1958 and re-organized as a Delaware corporation in 1986, the Company, today, remains the world leader in the design, manufacture, and sales of sportfishing SONAR (also known as fish finders or depth finders) and Global Positioning Systems (GPS/Mapping). The Company commands almost 50% of the total worldwide annual unit sales of sportfishing SONAR through dual-brand marketing of its "Lowrance" and "Eagle" trade names. In support of those two brands, the Company also markets a complete line of related accessories (transducers, temp/speed/distance sensors, mounting systems, GPS receivers/antennas, detailed CD-ROM mapping software, SONAR/GPS computer interfaces, and a variety of cables/connectors, etc.). The Company's SONAR instruments are used primarily by sports fishermen to: detect underwater structure, schools of baitfish, and individual game fish; determine bottom depth as well as bottom composition/hardness; and display water surface temperature, trolling speed and distance traveled readings. Fishermen and boaters also utilize the Company's SONAR products as critical navigational and safety devices for determining bottom depth in lakes, rivers, coastal and offshore waters. The Company's 12-parallel channel GPS receivers offer consumers faster satellite lock-ons and more accurate GPS navigation. The Company's new 2002 GPS products will also be fully enabled for user-selectable reception of satellite signals from the Federal Aviation Administration's Wide Area Augmentation System (WAAS), which offers even greater navigational accuracy in select areas of the U.S.A. Whether using the built-in custom background map, or the Company's exclusive MapCreate(TM) CD-ROM detailed mapping software, or compatible Navionics(R) digitized electronic mapping charts, fishermen and boaters can determine precisely where they are relative to landmarks on the maps, then see exactly what is under their boats as well. Several products offer combined SONAR/GPS-mapping capabilities; others provide stand-alone SONAR or GPS capabilities. Some models are gimbal-mounted in brackets; some can be panel-mounted in a console; and others are hand-held products. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as fishing, boating, hunting, camping/backpacking, RV/off-road vehicles, aviation and automobile navigation. The Company's SONAR and GPS products are marketed primarily through wholesale distributors, dealers, original equipment boat manufacturers (OEMs), mail-order catalogs, mass merchants, and other retail outlets in all fifty states and in sixty-five foreign countries.

        The Company's principal U.S. corporate offices are located at 12000 East Skelly Drive, Tulsa, Oklahoma 74128, and the main telephone number is
918.437.6881. The corporate offices encompass: Engineering, Sales and Marketing, Order Management, Customer Service, Product Warranty and Repair, Purchasing, Accounting, and LEI Extras, Inc. (accessory sales). Over 200 professional staff and management personnel are employed at the Tulsa corporate facility. The primary U.S. Warehouse/Distribution Center is also located in Tulsa, OK at 1541 North Garnett Road, 74116 - Phone 918.438.8790. The Company's principal manufacturing facility, Electronica Lowrance, is located in Ensenada, Mexico, approximately 100 miles south of San Diego, California. There are over 600 manufacturing and production support personnel at the Ensenada plant.

Products
--------

        The Company's dual-brand product lines consist primarily of SONAR and GPS-Mapping navigational products, along with popular accessories for both brands and product categories.

SONAR Systems
-------------

        The components of a typical SONAR (SOund Navigation And Ranging) system are: (1) A SONAR head unit with LCD display, keypad and internal circuitry including a transmitter and receiver; (2) A transducer (which transmits and receives sound waves through the water); and (3) A power source (i.e., the 12-volt marine battery already installed on most boats). The head unit is connected by cable to the transducer which is often mounted on the transom of a boat or banded to a trolling motor, so that when in use, the transducer is always slightly beneath the surface and has a smooth flow of water around it. The head unit containing the transmitter, receiver and display is normally mounted on the console (gimbal bracket or panel mount) where it can be easily viewed by the boat operator. Occasionally, a second SONAR head unit is mounted on the bow near the trolling motor so the angler can observe the fish finder clearly when fishing from the forward deck. The SONAR components work together by first generating an electrical impulse in the transmitter, then converting that energy into sound waves in the transducer and transmitting those ultrasonic pulses down through the water. When the sound waves strike objects such as the bottom, an underwater structure, a shipwreck, a school of baitfish or an individual game fish - they rebound, creating echoes. The transducer converts the echoes back into electrical impulses which are sent to the receiver. The receiver processes the impulses and transmits the information to the display for use by the boater. This sounding process repeats itself many times per second, each time at a slightly different location (assuming the boat is moving) and instantly and accurately paints detailed pictures of the underwater world by combining the results of numerous soundings. The resultant SONAR images are extremely helpful to anglers and boaters in their interpretation of suspended targets and the bottom.

        The Company's SONAR products are extremely durable, completely waterproof and are designed to withstand harsh saltwater environments, including the shock and vibration encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open to direct sun and are subject to shock, rain, salt spray and temperature extremes that constantly test the durability of a SONAR unit. The Company's products are also designed specifically for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth, and location of individual game fish, depth of thermoclines, or underwater structures, rather than the location of large schools of fish. The Company's SONAR units are designed for and used by both freshwater and saltwater sports fishermen and boaters. The Company's SONAR models can typically utilize a variety of transducers manufactured by the Company in different sizes, shapes, frequencies and beam angles, to fit all types of boats and for every deep and shallow water application. The Company's SONAR instruments are distinguished primarily by the types of their displays. Today, the vast majority of its products utilize graphic liquid crystal displays (LCDs), although the Company still manufactures significant numbers of flashers and digital LCDs (other SONARs).

Graphic Liquid Crystal Display (LCD) SONAR - The Company pioneered LCD
------------------------------------------
technology with regard to LCD use in SONAR products. The Company was the first to employ high-resolution, high-contrast Film SuperTwist LCD technology, which has earned it a reputation for high-quality SONAR instruments with the very best target detail and separation in the industry. By 2001, all the Company's SONAR products had Film SuperTwist displays, from the basic $99 Eagle unit, to the top-of-the-line Lowrance products. Also during 2001, the Company introduced another major product breakthrough with its entire new family of LCX-15 and LCX-16 Series big-screen, high-performance Monochrome Transflective(MT), Color Transflective (CT), and Color Illuminated (CI), TFT (Thin Film Transistor) Lowrance LCD products. Patterned after the legendary performance qualities of their X-15 and X-16 paper graph ancestors, some of these new LCD products have up to 6.38", 640 x 480 pixel screens (over 307,000 total pixels), offering much higher levels of resolution and readability, including a 256 color display. In addition, they offer another Lowrance "industry first": paper-free record/playback capabilities with standard reusable, compact digital Multi-Media Cards (MMC), available in 8MB to 64MB memory capacities. One of the new large-screen Lowrance color LCDs, the LCX-16Ci received the prestigious "Best of Show" Award at ICAST.

        During the 4th quarter of fiscal 2001, the Company announced 4 additional new Lowrance 200 kHz SONAR LCD products for fiscal 2002 at a major industry trade show in Las Vegas, NV: the X51, X71, X91 and LMS-240. These new products will offer unprecedented features for their suggested retail prices
(SRP). For example, at a SRP of $199, the new entry-level X51 SONAR has a 240 x 160 pixel LCD; a FishReveal(TM) feature with 10-levels of gray to show fish hidden in surface clutter, weed beds and other types of underwater cover; a full-screen FasTrack(TM) flasher screen; HyperScroll(TM) to enhance the display of fish targets at higher boat speeds; a brand new 200 kHz Skimmer(R) transducer with an integrated water temp sensor; a sporty new case design; and 1500 watts of peak-to-peak transmit power, producing depth capabilities to 800 feet. At an upper-middle price point, the new LMS-240 ($579 SRP) will offer equally impressive features: an attractive new compact case design; 3,000 watts of peak-to-peak transmit power; depth capability to 1,000 feet; built-in temp sensor; FishReveal(TM); HyperScroll(TM); and one input for use of reusable digital MMC cards for recording/playback of SONAR graphs (like the big-screen, top-of-the-line units); and a high-impact protective cover to guard the screen and keypad when not in use.

        Also during the 4th quarter of fiscal 2001, the Company announced 6 new Eagle 200 kHz SONAR LCD products for fiscal 2002, all with new eye-catching platinum gray cases: three new greatly enhanced entry-level sonar units in the FishEasy(TM)2 Series (FishEasy 2, FishEasy 2T, and FishEasy 2 Portable), all with 240 x 160 pixel screens and 1500 watts of peak-to-peak transmit power - priced from $129 - $149; next is the TriFinder(TM)2 SONAR (with the same high resolution LCD screen and transmit power), but producing the widest underwater coverage yet - up to 150(Degree), when using high sensitivity settings; the FishMark(TM)160 is the new mid-priced 160 x 160 pixel SONAR with great versatility for a SRP of $219; and finally, the FishMark(TM)240, the top-of-the-line new Eagle SONAR at a SRP of $319, will offer a 240 x 240 pixel high-resolution LCD screen that produces superb target detail.

     In general, the Company's LCD products are easier to use, provide more advanced capabilities, and incorporate numerous patented features. For example, Advanced Signal Processing(ASP(TM)), constantly monitors boat speed, water conditions and other sources of interference, and automatically adjusts all crucial SONAR settings for the best pictures possible and the absolute best performance for nearly all situations, whether a boat is trolling or traveling at high speed. The Company's GRAYLINE(R) innovation clearly separates fish and vital structure, on or near the bottom, from the true bottom and also helps define changes in bottom hardness and composition. All of the Company's SONAR models utilize advanced computer technology and are keyboard controlled. The LCD models graphically display the bottom contour, fish, and other underwater targets on an LCD and digitally display the water depth. Several models can also display digital readings for the surface temperature of the water, boat trolling speed and distance traveled. Most anglers agree that the current high-resolution LCD SONAR instruments are far easier to read and interpret than flasher SONAR models. Also, LCD SONAR units have no moving parts; therefore, they are more durable than other SONAR types. The Company's entry-level to lower mid-range LCD SONAR products typically feature at least 160 vertical pixel screens and 1500 watts of peak-to-peak power, producing depth capabilities to 800 feet or more. These products are normally priced in the $99 to $200 SRP range. The mid to upper-middle range products typically offer larger, 160 to 240 vertical pixel LCD displays and power outputs from 1,500 to 3,000 watts peak-to-peak, with depth capabilities from 800 to 1,000 feet. These units are typically priced in the $220 to $450 SRP range.

     The top-of-the-line, big-screen Lowrance units feature 240 to 480 vertical pixel and 320 to 640 horizontal pixel LCDs, offer 50/200 kHz dual-frequency selectivity, and produce up to 8,000 watts peak-to-peak power, resulting in depth capabilities to 3,000 feet or more. These advanced models retail from $799 to $2,249, depending on whether they are packaged as SONAR-only or as combo SONAR/GPS-mapping instruments. The Company will market a total of 15 LCD SONAR models in fiscal 2002, including two color units, the LCX-15CI and LCX-16CI.

Other Sonar Types - The Company's other SONAR types include flasher models and
-----------------
digital models. Flashers were the first type of SONAR products designed and manufactured by the Company in 1957. The basic display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a SONAR signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital SONAR units are marketed and used solely to determine water depth which is depicted only by a digital depth readout displayed on an LCD. The flasher and digital SONAR models have varying depth capabilities ranging from 300 feet for flashers to 400 feet for digital units and range in retail price from approximately $140 to $300.

Global Positioning System (GPS) - The U.S. Department of Defense's Global
-------------------------------
Positioning System offers worldwide navigational data for users via a constellation of twenty-four satellites. The system provides precise global navigation for land, water, and air applications delivering constant updates of an individual or object's position in latitude, longitude, and altitude.

Additionally, GPS measures speed and direction of travel. During 2000, the accuracy level of the non-military, commercial/consumer segment of the system was enhanced by 10-times when the government turned-off Selective Availability
(SA). The Company's own tests, based on data recorded immediately before and after the shutdown of SA, confirmed that position accuracy levels did improve overnight from a maximum discrepancy area the size of a football field - down to a maximum discrepancy area the size of a tennis court, or approximately 10-meters. Industry specialists believe that in combination with the public's heightened awareness of the advantages offered by GPS, this improved GPS accuracy will spark new sales of consumer GPS products over the next 5 years.

Wide Area Augmentation System (WAAS) GPS - In recent years, before the U.S.
----------------------------------------
Department of Defense ceased its application of Selective Availability (SA) to denigrate the accuracy of GPS signals being transmitted to civilian and commercial GPS users, the Federal Aviation Administration (FAA) began installation of an enhancement to the GPS system primarily for avionics use in the United States. Called WAAS, for Wide Area Augmentation System, the new navigational data produced, improves the level of GPS accuracy to approximately 1-3 meters, including enhanced altitude readings, which are particularly beneficial to general aviation and commercial pilots. Eventually, America's WAAS system will be comprised of several geostationary satellites. Currently, however, only two satellites are installed and functional, providing GPS coverage primarily to the coastal areas of the U.S. Consequently, the system is only effective in select areas of America. While other countries have similar WAAS systems planned for the future, they are far from complete today; so it is important to remember that, WAAS is not available worldwide as is the U.S. Department of Defense (DOD) system. With an eye to the future; however, the Company has announced that all of its new 12-parallel channel Lowrance GPS-mapping products for fiscal 2002 will offer WAAS as well as the standard worldwide DOD GPS system. The choice will be left completely to the user, via a simple menu selection. The Company has also announced that it will market a reasonably priced WAAS upgrade for its current big-screen LCX-15, LCX-16 and GlobalMap(R) 3000 series products early in 2002.

     The Company has always been a leader in the development of marine navigational technology and related products, including GPS, and was the first to introduce a 5-parallel channel hand-held GPS model for both the marine and general outdoor sports markets. By fiscal 1997, the Company's GPS technology had evolved exclusively into 12-parallel channel marine, outdoors and general aviation receivers for even faster satellite lock-ons and greater accuracy. The Company's popular GPS products now utilize much smaller antennas and have become considerably more user-friendly. Added to these important advantages is the Company's breakthrough digitized mapping. Whether users choose to rely on the built-in, custom Lowrance background map loaded into every mapping product at no extra cost - or if they choose to purchase the optional MapCreate(TM) GPS Accessories Pack with detailed mapping CD-ROM software and PC computer reader/interface cables, consumers will be able to pinpoint their locations precisely on their GPS maps using landmark references, including surrounding shorelines, roads and streets. With the Company's combo SONAR/GPS-mapping models, fishermen and boaters can not only find their location on the map, but also see exactly what is under their boats as well. During 2001, nine popular existing Lowrance and Eagle marine and outdoor, plus two Lowrance Avionics GPS models were marketed successfully: the Lowrance LMS-160, GlobalMap(R)1600, LCX-15MT, LCX-15CT, LCX-16CI, GlobalMap(R)3000, GlobalMap(R)100 (hand-held), the Eagle

Status(TM) and Eagle Journey(TM) (GPS instruments); and the Lowrance Avionics AirMap(R)100 and AirMap(R)300 (aviation products).

     During the 4th quarter of fiscal 2001, at ICAST in Las Vegas, NV, the Company announced upcoming production of two new mid-sized gimbal-mount Lowrance GPS/mapping products and one hand-held model previously introduced: the Lowrance Marine System, LMS-240 combo SONAR/GPS; the GlobalMap(R)2400 stand-alone GPS-mapping unit; plus delivery of the iFINDER(TM) hand-held model. The new gimbal-mount models feature a large 5" diagonal, high-resolution, high-contrast 240 x 240 pixel Film SuperTwist LCD display, positioned in a sporty new compact case design. The sleek new pocket-sized iFINDER(TM) can be personalized with colorful FaceOffs(TM) cover options and will be available in four different models initially: standard iFINDER(TM); iFINDER(TM) Plus (with exclusive MapCreate(TM) CD-ROM mapping software); iFINDER(TM) Atlantis (with pre-loaded 16MB MMC containing detailed mapping of coastal and Great Lakes waters); and the iFINDER(TM) Express (with pre-loaded 32MB MMC containing detailed travel maps with a points-of-interest database). All three new Lowrance GPS-mapping models feature a waterproof slot for insertion of a single Multi-Media Card (MMC) to record/playback GPS trip details and download custom maps. MMCs from 8MB to 64MB are available from computer and camera retail outlets and from the Company. With a personal computer and Lowrance's exclusive MapCreate(TM) CD-ROM mapping software option, user-created detailed mapping segments can be downloaded easily to MMC cards for display on the LMS-240, the GlobalMap(R) 2400 and the iFINDER(TM). The two gimbal-mount models are also compatible with optional Navionics(R) electronic charts for extensive international coastal and offshore coverage.

    These new compact-sized gimbal-mount and hand-held GPS/mapping products offer state-of-the-art technology previously not available to the sportfishing and outdoor sports markets. From record/playback capabilities, with reusable compact digital MMCs -- to user-selectable WAAS and worldwide DOD GPS coverage -- and greatly increased internal flash memory that protects stored data for decades, these bold new products have attracted much attention within the trade and in the media.

    All the new 2002 GPS products feature built-in, Lowrance custom background maps containing enhanced mapping detail on bodies of water, shorelines and highways in the contiguous U.S.A. plus Hawaii. The greatest detail is concentrated on U.S. shorelines, coastal waterways, lakes and rivers. As indicated previously, consumers will have the option to customize their GPS maps to exacting proportions with the Company's exclusive MapCreate(TM) CD-ROM software option and/or optional Navionics(R) software. A unique "cookie cutter" map chooser feature lets the user maximize memory space by creating and downloading only the desired specific detailed mapping segments. This convenient, easy-to-use CD-ROM software has replaced all the individual mapping cartridges required for the Company's previous mapping products. A sampling of additional GPS features included in the Lowrance big-screen units would include: two waterproof input ports for MMC cards; mega-memory storage for up to 1,000 waypoints, plus 1,000 event markers and up to 100 routes; 10 savable plot trails with up to 10,000 points per trail; choice of 42 different graphic icons to mark favorite spots; 34 different map ranges, from 0.1-to-4,000 miles, with one-touch zoom-in/zoom-out control; internal flash memory protects stored data for up to 100 years; high-impact protective cover safeguards screen and keypad when not in use; completely sealed and waterproof; and a full 1-year warranty on every product.

    The Company's hand-held GPS products, the GlobalMap(R)100, the AirMap(R) 100 and the new iFINDER(TM), all feature high-resolution, Film SuperTwist LCD displays, detailed mapping functions, easy zoom-in/zoom-out operation and enhanced software which includes a unique "initialize from map" feature, sunrise/sunset and lunar phase information, position averaging, and emergency nearest waypoint feature. The AirMap(R) 100 also offers an HSI-style screen and a detailed Jeppesen aviation database of all North and South American airports including runway diagrams, controlled air spaces, tower and communication frequencies, obstructions and aviation services available.

Sonar and GPS Accessories
-------------------------

The Company also markets a full line of accessories through its subsidiary, LEI Extras, Inc. Primary accessory items consist of transducers (50kHz, 192kHz, 200kHz and 50/200kHz dual-frequency), water temperature and boat speed sensors, cables (power, transducer, and GPS), portable power packs, ice fishing accessories, GPS antenna/receivers, detailed mapping CD-ROM software, PC computer reader/interface cables, power adapter cables, caps and other clothing items, and various mounting brackets, all of which are used in conjunction with the Company's SONAR and GPS products.

Product Sales
-------------

The following table sets forth the percentage of total sales of SONAR, GPS and OTHER products sold by the Company in the past three fiscal years.

                                   Percent of Total Product Sales
                               ------------------------------------
                                1999           2000           2001
                               ------        -------      ---------

   SONAR:                        58.2%          73.8%          74.5%
   GPS:                          32.7           14.4           12.2
   OTHER:                         9.1           11.8           13.3
                               ------        -------      ---------
                 Total:         100.0%         100.0%         100.0%
                               ======        =======      =========


Product Distribution
--------------------

     The Company markets its products under two trade names, "Lowrance" and "Eagle". Sales of Lowrance products, as a percentage of total sales were approximately 58% in 1999, 52% in 2000, and 54% in 2001.

     The Lowrance line in both SONAR and GPS, with its large selection of interchangeable transducers and its more extensive features, is intended for the more sophisticated user. The wide choice of transducers available with Lowrance SONAR models allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, cone angle and frequency to meet the angler or boater's specific needs. As a result of the Company's large investment in the development of high-performance transducer designs, the Company now packages many of its Lowrance and Eagle SONAR units with its patented Skimmer(R) models, a series of high-performance transducers that are suitable for use on nearly all types of boat hulls, which will perform well at boat speeds up to 70 mph. Lowrance customers can; however, exchange their Skimmer(R) transducers for credit toward a different model if it better meets their specialized requirements for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance SONAR unit. To this end, the Company sells its Lowrance line primarily to boat manufacturers, wholesalers, and retailers the Company believes have sufficient knowledge of the installation, use, and service of the Lowrance line and can communicate such knowledge to customers. As of July 31, 2001, the Company had approximately 2,100 wholesalers and retailers purchasing products in the Lowrance line. A SONAR Installation Subsidy (SIS) is offered as a means of sharing the cost of the installation to authorized dealers that sell and install Lowrance products. The Company is convinced that, over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct fishermen and boat owners as to their products' effective use. Terms of payment for products in the Lowrance line vary, based on the time of the season, with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

     The Eagle line is sold primarily to mass merchants, mail-order catalog companies, retail sporting goods stores, and wholesalers that do not usually provide technical assistance to the consumer regarding the installation and operation of SONAR and GPS products. Recognizing that special assistance will not be available, as to the selection of an appropriate transducer or the operation of an Eagle SONAR or GPS, the Company pre-packages each Eagle SONAR with a universal 20(Degree), transom-mount, Skimmer(R), 192 or 200 kHz transducer designed to work adequately on most boats. The operation requirements for the entry-level Eagle SONAR units have also been simplified for the less sophisticated SONAR user. While the typical Eagle SONAR does not have the same installation and operating flexibility as its Lowrance counterpart, it is, on the other hand, normally less expensive to the consumer. Terms of payment for products in the Eagle line are generally thirty days. However, dating terms similar to those for the Lowrance line are also offered.

        The Company's products are sold in all fifty states and sixty-five countries internationally. The Company's international sales totaled $18 million in 1999, $13 million in 2000, and $15 million in 2001, representing approximately 20%, 18%, and 21% of total net sales, respectively. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own warehouses for sales and distribution of its products. Annual sales in any one foreign country did not account for 10% or more of the Company's total annual sales for the latest three fiscal years. With the addition of certain in-house marketing/advertising capabilities in 2000 (offering greater international sales support capabilities) -- in combination with the introduction of exciting new products with significant international consumer appeal, the Company expects international sales growth over the next five years.

        LEI Extras, Inc., a wholly-owned subsidiary, permits Lowrance and Eagle customers to purchase via internet, toll-free phone or mail-order, quality Lowrance accessories that might not be carried by a dealer and would otherwise be difficult to obtain. Because LEI Extras, Inc., is not intended to compete directly with retail outlets that carry the Company's products, the Company does not expect revenues from its mail-order operations to be significant.

        Sales to Wal-Mart Stores, Inc., accounted for 13%, 13% and 12%, respectively, of the Company's net sales in 1999, 2000 and 2001, respectively. No other customer accounted for 10% or more of net sales in fiscal 1999, 2000 or 2001.

Inventories
-----------

        The Company normally manufactures its products in anticipation of, and not in response to, customer orders and fills orders within a short period of time after receipt. Thus, the Company must maintain inventories of finished goods to permit it to fill orders promptly. The Company's receipt of orders generally peaks upon the introduction of new products and during the peak sales months of January, February, March, and April. See "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations".

Advertising and Promotion
-------------------------

        To support the sales of its Lowrance and Eagle products to wholesalers, mass merchandisers, mail-order catalog companies, and others, the Company actively promotes and advertises its products to fishermen, boat owners, and increasingly to other outdoor enthusiasts. The high-tech nature of the Company's products makes education of the user an important aspect of the Company's promotional activities. Through educating and familiarizing potential buyers with the practical benefits and use of SONAR and GPS-mapping products, the Company endeavors to create demand for its products. The Company's internet web sites, www.lowrance.com, www.eaglesonar.com, and www.lei-extras.com, have played a major role in educating consumers about the Company's product lines. A special "SONAR Tutorial" featured on the web site has been popular with potential unit buyers.

        During the third quarter of 2000, the Company's VP of Marketing formed an internal Marketing Communications Department comprised of a core staff of five communications specialists. The positions include a Promotional Programs Coordinator, a Manager of Advertising & Public Relations, an Art Director, and a Director of Marketing Communications. The department has extensive in-house computer graphics and writing capabilities and is responsible for the creative development of all advertisements, product catalogs, product packaging, collateral materials including sales flyers and product spec sheets, retail point-of-purchase displays and sales support materials. The benefits offered the Company by this internal marketing group are numerous. For example, the Company pays no annual advertising agency service and production fees, and also receives the typical 15% agency commissions on Company direct media buys. The department also provides much faster reaction times to media opportunities. In addition, the department has met with great success in graphically laying out the Company's product pages for several large national retail catalog sales customers for the past two years. This action ensures consistency in the appearance of the Company's products, as well as an overall improved "quality look" in the various catalogs. The Marketing Department plans and executes annual coordinated marketing communications programs that consist of: print media advertising, TV fishing show sponsorships, national/regional/state bass, walleye and saltwater species tournament sponsorships, Pro-Team sponsorships, SONAR/GPS training seminars, and a concentrated public relations and promotional strategy that results in greatly increased media exposure for the Company's products.

        Assisting in the promotional effort, the Company also utilizes its sales force of seventeen full-time employees to promote its products worldwide. Additionally, the Company employs four manufacturer's representative groups to augment the sales force in various parts of the United States. The sales personnel employed by the Company and the manufacturer's representatives have the knowledge and time necessary to educate wholesalers, dealers, fishermen and boat owners on the proper use of SONAR and GPS products and demonstrate the practical benefits of these technologies. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at outdoor recreation and boat shows and participate in store promotions, seminars, and related product presentations.

        To supplement the sales force, the Company has a part-time independent sales group known as the "Pro-Staff". The Pro-Staff consists of over two hundred fishing professionals, tournament fishermen, serious outdoors enthusiasts and pilots trained and equipped by the Company to promote the Company's products at fishing tournaments, store promotions, club talks, seminars, and at tackle, boat, hunting and aviation shows.

        As referenced earlier, the Company advertises its products in magazines, newspapers, and on television. Within such advertising expenditures are separate advertising programs designed specifically for the Lowrance and Eagle trade names.

        Public relations activities include a variety of press releases covering new products and feature stories highlighting use of SONAR and GPS-Mapping navigational products; press trips, where products are demonstrated to members of the outdoor media; distribution of product photo imagery and other technical support for writers and broadcasters to include sample products for on-the-water tests.

        In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions and contributions to environmental groups. The Company, through its Eagle trade name, has been an Affiliate Sponsor of the successful Wal-Mart FLW Tournament Trail since 1998 and will continue this sponsorship through fiscal 2004. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company sells OEM SONAR products. During the 4th quarter of fiscal 2001, the Lowrance trade name was announced as the new official and exclusive SONAR/GPS sponsor for the BassMasters Tournament Trail, the oldest and largest professional bass circuit in America. This highly promoted and successful tournament series is owned by ESPN Television and is backed locally, regionally and nationally by the Bass Anglers Sportsman Society (B.A.S.S.), which has a membership of well over 500,000 anglers in the U.S. Therefore, between its two trade names, the Company now controls the SONAR/GPS sponsorships of the two largest and most successful tournament trails in the world. Dealer and distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

Competition
-----------

SONAR and SONAR/GPS Combination Units -
-------------------------------------

        The Company encounters competition from a number of domestic and foreign manufacturers. More than 300 brands of SONAR have been offered to the consumer since the Company's formation in 1957. Presently, there are more than twenty-five competitors worldwide. Historically, the SONAR market, as it relates to SONAR products marketed primarily to sports fishermen and recreational boat owners, has been dominated by the Company and Techsonic Industries, Inc. The Company believes its total market share (Eagle and Lowrance brands combined) is approximately 50%.

        Competition in the sports fishing and recreational boating market for the Company's products is based upon a number of factors including quality, technological development, performance, service and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry. Further, the Company is convinced that the SONAR market in the United States and Canada is mature. Accordingly, the Company's primary opportunity for sales growth in these markets is to take market share from its competitors. The Company continues to identify and pursue significant new market opportunities for its SONAR and GPS-mapping products internationally.

Hand-held GPS/Mapping Units -
---------------------------

        The hand-held GPS-mapping market has expanded rapidly over the past several years. Target markets for these products include, but are not limited to, boating, sportfishing, hunting, hiking, RV and off-road vehicles, business travelers and aviation. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies that can be quickly brought to market at competitive prices with sales bolstered by aggressive advertising and promotional programs. The Company's exciting new iFINDER(TM) models for fiscal 2002 are expected to provide significant new opportunities for increased sales of hand-held GPS-mapping products.

        Two competing GPS companies, (Garmin(R) International, Inc. and the Magellan(TM) product line of Thales Navigation)currently dominate this market and the Company believes these two competitors, combined, continue to control in excess of 65% of the hand-held GPS market. The primary reason for their success is that both companies have introduced and marketed several products retailing for under $200 and were some of the first to market hand-held GPS products to the outdoor recreational market. Both companies offer a full range of higher priced products with more features than their lower priced models, and one includes products specifically aimed at the avionics market. The Company believes the competitive marketing strategies of these two companies continue to negatively impact sales of its products in fiscal 2001, especially in international markets.

        Currently, the Company offers three Lowrance hand-held GPS/mapping products, which retail at suggested prices between $199 and $599. Two of the Lowrance hand-helds in 2001 were popular existing products carried over from previous years: the GlobalMap(R) 100 and the AirMap(R) 100. During the 2nd quarter of fiscal 2002, the Company will add distribution of its previously announced, sleekly designed, personal hand-held GPS, the iFINDER(TM). Its large 160 x 120 pixel, Film SuperTwist display produces stunning map detail and superb screen contrast and resolution. Its unique pocket-sized case will easily slip into any shirt pocket. Along with its optional FaceOFFS(TM) (changeable faceplates in five striking colors), the iFINDER(TM) with its four different initial model offerings (detailed previously) ranging in retail price-points from $219 to $429, will offer an impressive list of GPS-mapping features: built-in custom Lowrance background map; capable of using the MapCreate(TM) CD-ROM detailed mapping software option; instantly-expandable memory with a slot for one Multi-Media Card (MMC) available in 8MB to 64MB memory capacities for downloading custom mapping; storage of up to 500 waypoints and 1,000 event markers; three savable plot trails with up to 3,000 points per trail, and stores up to 99 routes; choice of 28 different graphic icons to mark favorite spots; 32 different map ranges from 0.1-to-2,000 miles; operates on two AA batteries; 10-year internal back-up memory to keep GPS data safely stored and accessible; backlighted screen; searchable points-of-interest database; and a waterproof carrying case. All of the Company's GPS products feature 12 parallel-channel receivers for faster satellite lock-ons and more accurate GPS navigation. The new iFINDER(TM) will also be WAAS enabled for even greater accuracy.

        The Company's line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with an extensive advertising and promotional campaign three years ago, significantly increased consumer awareness and recognition of the Eagle and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

        The Company attempts to differentiate its SONAR and GPS products through quality, technological development, performance, price, and service. The Company believes its products do offer competitive advantages due to quality, technological advancement and the wide range of features. These advantages result from the Company's long history of product innovation, such as Advanced Signal Processing (ASP(TM)), fully waterproof SONAR and SONAR/GPS combination units, GRAYLINE(R), interchangeable high-performance transducers and dual-frequency capability and innovative products and features such as the Broadview(TM) 3-beam transducer with super-wide 150(Degree) underwater coverage (TriFinder(TM) 2), split-screen SONAR/GPS-mapping navigational displays, exclusive MapCreate(TM) CD-ROM detailed GPS-mapping software, programmable "windows", super high-resolution color and monochrome LCD displays with up to 480 vertical pixels, and the highest sportfishing SONAR transmit power of 8,000 watts peak-to-peak producing depth capabilities to 3,000 feet and more.

        The Company has been an industry leader in offering advanced, high-performance products at acceptable price points. Further, the Company believes that its excellent service programs, designed to respond rapidly to customer needs, are the most comprehensive such services available to the consumer.

Product Research and Development
--------------------------------

        The Company's successful operations and strong competitive position are dependent to a great extent upon its ability to anticipate and react to the technological innovations inherent within its industry. The Company has been engaged in the development of new SONAR products and the refinement of its existing SONAR models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed the first portable SONAR, capable of locating individual fish and their depths, as well as the bottom depth. Among other significant SONAR advancements, the Company developed and patented an effective interference suppression system and designed the first interchangeable high-speed transducers which permit operation of SONAR at boat speeds up to 70 mph. The Company also introduced, in 1979, the first computer-controlled SONAR with microprocessor chip and software allowing high-speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high-resolution, "Film SuperTwist" liquid crystal displays with enhanced visibility. In 1989, the Company introduced the first fully waterproof SONAR/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna/coupler module. Advanced Signal Processing (ASP(TM)), a breakthrough in automatic SONAR control developed in 1990, constantly evaluates the effects of varying water conditions, boat speeds, and interference sources, adjusting the Sonar's critical settings for optimum performance. Based on the Company's belief that the United States Department of Defense's GPS would be the preferred method of navigation in the future (once it became affordable), the Company introduced six marine GPS products in 1992, most at breakthrough price points. The SupraPro(R) ID, a new SONAR model introduced in 1994, retailed for under $100 and provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the GlobalMap(R)1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav(R) Sport hand-held GPS product, which retailed for under $400, revolutionized the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products, yet at less than half the price. In 1995, the Company introduced its latest generation of "3D" SONAR products, the ULTRA(R)III 3D and the X-70A 3D, which provided expansive underwater coverage and innovative "three dimensional" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products utilized the Company's new Broadview(TM) technology. By purchasing a "Broadview" accessory transducer (which could be installed on the transom or on a trolling motor), users could expand their SONAR coverage, to search out -- left or right -- to detect fish and bottom structure, down and outward from their boats. In 1996, the Company introduced and delivered its first hand-held GPS-mapping products. In fiscal 1997, the Company introduced two new SONAR products with enhanced display screen resolution and newly designed cases, as well as enhanced operating software in several of its SONAR and GPS products. Additionally, the Company delivered four new hand-held GPS products, each utilizing advanced 12-parallel channel receiver technology and three of which offered the exclusive capability of allowing the user to download detailed customized maps from a CD-ROM into the unit's memory. Two new gimbal-mount products, one a GPS-mapping-only product and the other a GPS-mapping/SONAR combo model, also offered this unique CD-ROM capability and began shipping during the fourth quarter of fiscal 1998. In fiscal 1999, the new products introduced by the Company at the end of 1998 were continued, as R&D turned its full attention to exciting new breakthrough technology slated for introduction late in fiscal 2000. At Chicago's ICAST 2000 trade/consumer show in July, 2000, the Company debuted its stunning new lineup of four Lowrance big-screen, high-performance, gimbal-mount, color and monochrome transflective and color TFT liquid crystal SONAR and GPS-mapping products. The LCX-15MT and LCX-15CT were SONAR units that were fully GPS-mapping capable, with the simple addition of an optional MapCreate(TM) GPS Accessories Pack. The LCX-16Ci was a full SONAR/GPS-mapping combo right out of the box. The GlobalMap(R)3000MT was a stand-alone, 12-parallel channel GPS/mapping-only unit and the iFINDER(TM) was a sleek, new hand-held personal GPS-mapping unit. The LCX-16Ci was presented the highest honor, the "Best of Show" Award for product innovation at ICAST 2000. Seven new Eagle SONAR and GPS-mapping products were also introduced at ICAST 2000, including the FishEasy(TM) Series, TriFinder 3Beam(TM), Accura(R) 240, Status(TM) and Journey(TM). Then, in the 4th quarter of fiscal 2001, the Company announced the completion of a full line of new compact SONAR/GPS-mapping products for 2002, to be added to the top-of-the-line, big-screen models introduced in 2000. At ICAST 2001, the new X51, X71, X91, LMS-240 and GlobalMap(R)2400 models were announced to the trade and the media, along with the new Eagle FishEasy(TM)2 Series, TriFinder(TM)2, FishMark(TM)160 and FishMark(TM)240 SONAR units. These fantastic new breakthrough products truly move the Company "fast-forward" past the competition. For example, the entry-level X51 (at $199 SRP) and the FishEasy(TM)2 (at $129 SRP) SONAR products will have 240 vertical pixel displays, 1500 watts of peak-to-peak transmit power producing depth penetration to 800 feet, a new FishReveal(TM) feature with 10-levels of gray that reveals fish hidden in surface clutter, weeds or other types of cover, and a HyperScroll(TM) feature that enhances the display of fish targets at high boat speeds. Two of the new compact, mid-sized Lowrance products, the LMS-240 and the GlobalMap 2400, utilize Multi-Media Card (MMC) technology for downloading detailed map segments from CD-ROM. All of the new Lowrance models come with built-in water surface temp sensors and most are packed with a high-impact protective cover.

        Research and development expenditures for the Company were $2,226,000 in fiscal 1999, $2,900,000 in fiscal 2000, and $3,083,000 in fiscal 2001. The
Company plans additional development of its LCD SONAR to increase performance and versatility, and is conducting research and development into other potential marine electronic products utilizing technology with which the Company is familiar. Also, the Company intends to develop additional GPS-mapping products for use in marine and non-marine applications. To augment its continued investment in product research and development, the Company utilizes several manufacturing and design technologies: Surface Mount Technology (SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), Components-On-Glass (COG) and Liquid Crystal Display (LCD) assembly. These advanced technologies, which were essential to the development of the Company's new SONAR and GPS products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.

Manufacturing and Suppliers
---------------------------

        Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company expanded its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 108,000 square foot leased facility. Currently, the Company utilizes 86,000 square feet for manufacturing, including a 42,000 square foot clean room within the 108,000 square feet presently occupied by the Company. In the expanded Mexico facility, the Company manufactures its transducer and cable assemblies as well as assembling most of the liquid crystal displays used in its products. Additionally, the Company performs final assembly, final testing and packing operations on all of its products in the Mexico facility. The transfer of the final assembly and liquid crystal display assembly operations from the Company's Tulsa facility began in August 1996 and was completed in July 1997. The Company moved its circuit board assembly and testing operations to its Mexico facility in fiscal 2000, thereby eliminating all manufacturing operations in its facility in Tulsa. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products are an integral part of the Company's manufacturing process. The Company's manufacturing facilities are sufficient to allow increased production without substantial future capital investments.

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

        With respect to plastic component parts, such as housings for SONAR units, the Company, because of the expense, generally maintains only one mold for each plastic part. Although typically the Company owns each mold and could move it to another supplier, the Company is limited to one concurrent supplier.

        The Company has never experienced a substantial interruption in product distribution due to unavailability of or delay in receiving component parts, resulting in the loss of any material amount of sales. However, if for any reason (such as a protracted strike, war, fire, explosion, or wind damage affecting production at the supplier's manufacturing plant, changes in import restrictions, a damaged or destroyed mold or a supplier being unable to obtain certain raw materials necessary to produce component parts), certain critical component parts were to become unavailable or the shipment of such parts were to be substantially delayed, such unavailability or delay could materially and adversely affect the Company's ability to produce its products on a timely basis until an alternative source of supply or a replacement mold could be made available. This could adversely affect the Company's results of operations. The use of alternate components may, in some cases, require the Company to redesign other components or its sub-assemblies and the Company could experience manufacturing delays. The extent of the impact upon the Company's sales and earnings would depend upon the products affected and the time of year of the interruption. To protect against interruptions and loss of sales, the Company maintains a limited amount of safety inventory of component parts and some insurance coverage against loss of supply. The Company limits the amount of safety stock to avoid the cost of carrying raw material inventory and problems associated with obsolescence. To further protect against interruptions, the Company is selective of its suppliers and, with limited exceptions, relies upon those who are substantial in size, strong financially, and offer proven track records and experience.

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

Patents and Trademarks
----------------------

        Since 1970, the Company has obtained thirty-nine patents expiring at various dates from 1987 through 2017. Since 1970, thirteen design patents have also been issued. See "Product Research and Development" above. All of the Company's patents have been assigned to secure the Company's revolving credit line. The Company does not expect that the expiration of patents will have an adverse impact on the Company's operations.

        Notwithstanding the number of patents it has obtained, the Company believes that its technical and proprietary expertise and continuation of technological advances are more important factors to the protection of its ongoing proprietary interests and markets than its patents. However, the Company will, under certain limited circumstances, continue to file patent applications to ensure its products remain protected from attack by competitors.

        The Company has registered forty-four trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle", with an accompanying logo and has filed additional trademark applications. The Company has also registered forty-five trademarks in seventeen foreign countries.

Employees
---------

        As of July 31, 2001, the Company employed 849 persons on a full-time basis of whom approximately 696 were involved in manufacturing, quality and materials. Of the 696 full time employees involved in manufacturing and materials, 82 employees are located in the Company's headquarters in Tulsa and 614 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 153 employees were engaged in research and development, sales and marketing and administration. Additionally, the Company retains, on a part-time basis, over 200 independent contractors, or "Pro-Staff", that assist in promoting its products.

        The Company has never experienced a work stoppage and none of its employees are represented by a union. Management considers its employee relations to be excellent.

Item 2. Properties
------- ----------

        The Company has maintained its corporate offices at 12000 East Skelly Drive, Tulsa, Oklahoma, since 1970. The Company's facility includes a 116,000 square foot building and approximately 23 acres of land.

        The Company leases a 108,000 square foot manufacturing facility in Ensenada, Mexico. The Company presently is using approximately 86,000 square feet for manufacturing, including a 42,000 square foot clean room.

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

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

        None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
------- ---------------------------------------------------------------------

        As of October 18, 2001, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's revolving credit line prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

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

                            2000           2001
                        ------------    ------------
                        High    Low     High    Low
                         $       $       $       $
                        ------------    ------------
1st Quarter             7.25    6.00    4.88    3.28
2nd Quarter             6.84    4.50    8.25    2.25
3rd Quarter             6.69    3.88    8.31    5.00
4th Quarter             5.81    3.50    7.10    2.50

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

                                                                  Years Ended July 31,
                                        -------------------------------------------------------------------
                                          1997            1998           1999         2000          2001
                                        ---------      ---------      ---------     ---------     ---------
                                                      (in thousands, except per share amounts)

Operating and Per Share Data

Operating Data:
   Net sales                            $ 104,659      $  91,706      $  89,753     $  73,209     $  73,419
   Gross profit                            26,881         25,645         30,047        27,899        26,335
      Percent of sales                       25.7%          28.0%          33.5%         38.1%         35.9%

   Operating income (loss)                 (5,250)           519          5,033         3,549         2,103
      Percent of sales                       (5.0%)          0.6%           5.6%          4.8%          2.9%

   Income(loss) before taxes               (7,877)        (3,166)         2,109         1,523            99
      Percent of sales                       (7.5%)         (3.5%)          2.3%          2.1%          0.1%

   Net income (loss)                       (5,190)        (3,995)         2,109         2,473            37
      Percent of sales                       (5.0%)         (4.4%)          2.3%          3.4%          0.1%

Per Share Data
   Net income (loss)
      Basic                             $   (1.55)     $   (1.11)     $     .56     $     .66     $    0.01
      Diluted                               (1.55)         (1.11)           .56           .66          0.01


   Cash dividends per
     common share                               -              -              -             -             -

Balance Sheet Data:
   Working capital                      $  17,798      $  19,633      $  17,630     $  11,030     $  16,614
   Total assets                            61,366         52,247         35,994        29,221        37,626
   Long term debt, less
      current maturities                   21,176         23,038         17,103         8,573        14,418
   Stockholders' equity                     9,952          7,172          9,494        11,955        11,877



Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

See related discussions in Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

Net Sales and Gross Profit
--------------------------

Net sales of non-original equipment SONAR and combination SONAR/GPS navigation units for fiscal 2001 increased 8.0% from fiscal 2000 despite a 2.6% decrease in unit sales. The dollar increase is due primarily to the release of the Company's new LCX series of premium priced Lowrance products during the five month period from December to April. The unit decrease is due primarily to the general economic downturn combined with an unusually long winter. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 15.3% compared to fiscal 2000.

Original equipment (OEM) SONAR sales to boat manufacturers declined 25.1% on a 20.5% unit decrease as compared to the same period last year. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 4.9% of total sales as compared to 6.6% last year. Gross profit on OEM units decreased 7.5% compared to fiscal 2000.

Stand-alone GPS navigation sales declined 12.1% despite a 2.0% increase in unit sales as compared to the same period last year. The decreased sales primarily resulted from lower retail price points dictated by market conditions as well as the general economic downturn. Gross profit on these units decreased 28.7% compared to fiscal 2000. Accessory sales increased 19.4% year over year. Gross profit on accessory sales increased 59.3% compared to fiscal 2000.

Total net sales increased .3% for fiscal 2001 as compared to fiscal 2000 despite a 5.3% decrease in unit sales. Gross profit in total decreased 5.6%.

Net sales of SONAR and combination SONAR/GPS navigation units for fiscal 2000 decreased 6.8% from fiscal 1999 resulting from a 3.1% decrease in unit sales. The decrease was primarily related to a lack of new product introductions during fiscal 2000. However, fiscal 2000 gross profit for the SONAR and SONAR/GPS navigation units increased 11.9% compared to fiscal 1999.

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

Operating Expenses
------------------

Selling and administrative expenses increased 7.9% in fiscal 2001 as compared to fiscal 2000 primarily related to increased advertising expenditures related to new products. Research and development expenses increased 6.3% as a result of the continuing focus on new product offerings. Total operating expenses decreased .5% in fiscal 2001 as compared to fiscal 2000.

Selling and administrative expenses decreased 10.8% in fiscal 2000 compared to fiscal 1999. The decrease was primarily due to lower variable selling costs and lower headcount. Research and development expenses increased 30.3% in fiscal 2000 compared to fiscal 1999 resulting from the Company's renewed focus on new product offerings for fiscal 2001. Total operating expenses decreased 3.0% in fiscal 2000 compared to fiscal 1999.

During fiscal 2001, the Company incurred $.4 million in costs associated with the terminated merger with Cobra Electronics, Inc. This compares to $.3 million and $.4 million spent in fiscal 2000 and fiscal 1999, respectively, in costs related to the terminated merger with Orbital Sciences Corporation.

The Company incurred no severance costs during fiscal 2001. This compares to $1.9 million and $.8 million in fiscal 2000 and fiscal 1999, respectively. All severance costs in 2000 related to the Company's completion of the relocation of the remaining manufacturing processes to Mexico. The 1999 severance costs related to the move to Mexico as well as cost reduction initiatives.

Operating Income
----------------

Operating income as a percent of sales was 2.9% in fiscal 2001, 4.8% in fiscal 2000 and 5.6% in fiscal 1999.

Interest Expense
----------------

Interest expense in fiscal 2001 decreased 7.4% due to interest rate reductions resulting from the decreasing prime rate in addition to the effect of a full year of the interest rate reduction on the credit facility in March 2000 to prime plus .5% from prime plus 1.5%.

Interest expense in fiscal 2000 decreased by 34.6% due to reduced debt levels resulting from continued reductions in accounts receivable and inventories in addition to the reduction in the interest rate on the credit facility in March 2000.

Interest expense in fiscal 1999 decreased by 17.6% due to reduced debt levels resulting from improved profitability and reductions in inventories and receivables.

Income Taxes
------------

The effective tax rates for fiscal 2001, 2000 and 1999 were 62.6%, (62.4%) and 0%, respectively. In fiscal 2000, due to continued profitability, the remaining valuation allowance against the net deferred tax asset was reversed, which was the primary factor resulting in the negative effective tax rate. The effective tax rate was 0% in fiscal 1999 as the reduction in the valuation allowance offset the income tax provision.

Net Income
----------

Net income was $0.04 million, $2.5 million and $2.1 million, respectively, in fiscal 2001, 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million revolving credit line and lease financing. The revolving credit line includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw materials inventory and 60% of qualifying finished goods inventory. Borrowings from inventories are limited to $13 million.

The Company has an overall $33.9 million financing package consisting of the revolving credit line discussed above and $7.4 million in term loans. At July 31, 2001, the term loans had a remaining balance of $3.8 million and the Company had $.4 million available under the revolving credit line. The term loans require monthly principal payments of $103,000, plus interest.

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

As of July 31, 2001, the Company failed to maintain a minimum fixed charge ratio of 1.0 to 1.0, resulting in a permanent increase in the interest rate on the revolving credit line from prime plus .5% to prime plus 1.0%. The rate as of July 31, 2001 was 7.25% and increased to 7.75% following the fixed charge ratio violation. The bank has waived this fixed charge ratio violation as an event of default under the terms of the revolving credit line; however, the interest rate will continue as prime plus 1.0%. As of October 19, 2001, the rate was 6.5%.

In October 2001, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. The amendment is in effect until February 2002. Management expects the sources discussed above to satisfy the Company's current financing needs.

Cash flows from operations were ($3.1 million) in fiscal 2001, resulting primarily from increased inventories. Operating cash flows were utilized to fund capital expenditures of $2.3 million, while overall debt increased by $5.4 million.

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

Recently Issued Accounting Principles
-------------------------------------

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets and Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Under Statement No. 144, goodwill is excluded from its scope. Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement No. 144 on its financial condition and results of operations.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

        The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt.

        The Company is subject to foreign currency risk due to the location of its manufacturing facility in Mexico and sales from each of its distribution facilities in Canada and Australia which are denominated in the local currency. Sales to other countries are denominated in US dollars. Although fluctuations have occurred in the Mexican Peso, the Canadian dollar and the

Australian dollar, such fluctuations have not had a significant impact on the Company's financial statements taken as a whole. Future volatility in these exchange rates could have a significant impact on the Company's financial statements. See Note 1 to the consolidated financial statements for the Company's policy on foreign currency translations.

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

        The following table sets forth certain quarterly information for the past three fiscal years:

  Years Ended July 31,                                  Sales                           Net Income
--------------------------                  ---------------------------       -------------------------------
                                                                (dollars in thousands)
           2001
           ----

First Quarter (Aug.-Oct.)                   $ 12,644            17.2%         $ (1,042)            (2,816.2)%
Second Quarter (Nov.-Jan.)                    19,206            26.2               647              1,748.6
Third Quarter (Feb.-Apr.)                     23,282            31.7               861              2,327.0
Fourth Quarter (May-July)                     18,287            24.9              (429)            (1,159.5)
                                             -------           -----           -------             --------

        Total for Year                      $ 73,419           100.0%         $     37               (100.0)%
                                             =======           =====           =======             ========


        2000
        ----
First Quarter (Aug.-Oct.)                   $ 13,438            18.4%         $ (1,280)               (51.7)%
Second Quarter (Nov.-Jan.)                    17,346            23.7              (284)               (11.5)
Third Quarter (Feb.-Apr.)                     25,366            34.6             2,474                100.0
Fourth Quarter (May-July)                     17,059            23.3             1,563                 63.2
                                             -------           -----            ------               ------

        Total for Year                      $ 73,209           100.0%         $  2,473                100.0%
                                             =======           =====           =======               ======


           1999
           ----
First Quarter (Aug.-Oct.)                   $ 16,208            18.1%         $ (1,308)               (62.0)%
Second Quarter (Nov.-Jan.)                    17,922            20.0              (559)               (26.5)
Third Quarter (Feb.-Apr.)                     32,600            36.3             2,996                142.1
Fourth Quarter (May-July)                     23,023            25.6               980                 46.4
                                             -------           -----           -------               ------

        Total for Year                      $ 89,753           100.0%         $  2,109                100.0%
                                             =======           =====           =======               ======

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

        o Continued profitability in fiscal 2002 and positive cash flows from operations in fiscal 2002 are based on attaining current projections for net income.

        o Production delays due to raw material shortages or unforeseen competitive pressures could have a material adverse effect on current projections.

        o Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" could have an adverse effect on results for the upcoming year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosures
        ---------------------

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

        Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

Item 11. Executive Compensation
-------- ----------------------

        Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

        Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

        Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting.

                                     PART IV

Item 14.    Exhibits, Financial Statements, and Reports on Form 8-K
-------     -------------------------------------------------------

     (a)    Financial Statements and Exhibits:
            ---------------------------------

                                                                                                   Page
                                                                                                   ----
1.   Consolidated Financial Statements:
        Index to Consolidated Financial Statements                                                 F-1

        Report of Independent Public Accountants                                                   F-2

        Consolidated Balance Sheets - July 31, 2000 and 2001                                       F-3

        Consolidated Statements of Operations and Comprehensive
            Income for the Years Ended July 31, 1999, 2000, and 2001                               F-4

        Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 1999, 2000, and 2001                                              F-5

        Consolidated Statements of Cash Flows for the Years
            Ended July 31, 1999, 2000, and 2001                                                    F-6

        Notes to Consolidated Financial Statements
            for the Years Ended July 31, 1999, 2000, and 2001                                      F-7


2. Exhibits:

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

10.31 Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, which is incorporated herein by reference thereto.

10.32 Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, previously filed as
        Exhibit 10.32 to the Company's October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.33 Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, filed herewith.

10.34 Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, filed herewith.

10.35 Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, filed herewith.

10.36 Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, filed herewith.

10.37 Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, filed herewith.

10.38 2001 Stock Option Plan of the Company, filed herewith and as Exhibit A to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 11, 2001.

10.39 NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, filed herewith.

10.40 Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, filed herewith.

10.41 Incentive Stock Option Agreement between the Company and Douglas Townsdin dated October 4, 2001, filed herewith.

10.42 Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 25, 2001, filed herewith.

10.43 Incentive Stock Option Agreement between the Company and Mark McQuown dated July 25, 2001, filed herewith.

10.44 Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 25, 2001, filed herewith.

22.1 Subsidiaries of the Company previously filed as Exhibit 22.1 to the Company's 1993 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

22.12 Subsidiaries of the Company previously filed as Exhibit 22.12 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

22.13   Subsidiaries of the Company as of July 31, 2001, filed herewith.


(b)     Reports on Form 8-K:
        -------------------

        On May 14, 2001 the Company filed a form 8-K with the SEC announcing that it had received written notification from Cobra Electronics Corporation ("Cobra") that Cobra had terminated its tender offer to purchase all of the outstanding shares of the Company's common stock.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
-------------------------------------------------------------------------------

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets - July 31, 2000 and 2001                       F-3

Consolidated Statements of Operations and Comprehensive Income
  for the Years Ended July 31, 1999, 2000, and 2001                        F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1999, 2000, and 2001                                F-5

Consolidated Statements of Cash Flows for the Years Ended

  July 31, 1999, 2000, and 2001                                            F-6

Notes to Consolidated Financial Statements for the Years Ended

  July 31, 1999, 2000, and 2001                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc., (a Delaware corporation) and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP




Tulsa, Oklahoma
October 19, 2001

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                                   JULY 31,
                                                           ---------------------
                                                            2000           2001
                                                            ----           ----
                                                             (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                               $   589       $   694
   Trade accounts receivable, net of reserves
     of $551,000 in 2000 and $638,000 in 2001                6,649         6,824
   Inventories                                              11,277        18,852
   Current deferred income taxes                               774         1,025
   Prepaid expenses                                            434           550
                                                           -------       -------
         Total current assets                               19,723        27,945
                                                           -------       -------

PROPERTY, PLANT, AND EQUIPMENT, net                          7,240         7,672

OTHER ASSETS                                                   186            51

DEFERRED INCOME TAXES                                        2,072         1,958
                                                           -------       -------

                                                           $29,221       $37,626
                                                           =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                    $ 2,299       $ 1,897
   Accounts payable                                          2,958         5,708
   Accrued liabilities:
      Compensation and benefits                              1,738         1,921
      Product costs                                          1,036           889
      Other                                                    662           916
                                                           -------       -------
         Total current liabilities                           8,693        11,331
                                                           -------       -------

LONG-TERM DEBT, less current maturities                      8,573        14,418
                                                           -------       -------

STOCKHOLDERS' EQUITY, per accompanying
   statements:
   Preferred stock, no par value, 230,000 shares
      authorized, none issued                                 --            --
   Common stock, $.10 par value, 10,000,000
      shares authorized, 3,768,796 shares issued               377           377
   Paid-in capital                                           7,073         7,073
    Retained earnings                                        4,801         4,838
    Foreign currency translation adjustment                   (296)         (411)
                                                           -------       -------
      Total stockholders' equity                            11,955        11,877
                                                           -------       -------

                                                           $29,221       $37,626
                                                           =======       =======





The accompanying notes are an integral part of these consolidated balance sheets.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
         --------------------------------------------------------------

                                                 FOR THE YEARS ENDED JULY 31,
                                           ----------------------------------------
                                              1999           2000          2001
                                             -------       -------       -------
                                           (in thousands, except per share amounts)
NET SALES                                    $89,753       $73,209       $73,419
COST OF SALES                                 59,706        45,310        47,084
                                             -------       -------       -------

   Gross profit                               30,047        27,899        26,335
                                             -------       -------       -------

OPERATING EXPENSES:
   Selling and administrative                 21,587        19,249        20,778
   Severance and merger costs                  1,201         2,201           371
   Research and development                    2,226         2,900         3,083
                                             -------       -------       -------

   Total operating expenses                   25,014        24,350        24,232
                                             -------       -------       -------

   Operating income                            5,033         3,549         2,103

OTHER EXPENSES:
   Interest                                    2,893         1,891         1,752
   Other                                          31           135           252
                                             -------       -------       -------

   Total other expenses                        2,924         2,026         2,004
                                             -------       -------       -------

INCOME BEFORE INCOME TAXES                     2,109         1,523            99


PROVISION (BENEFIT) FOR INCOME
  TAXES                                         --            (950)           62
                                             -------       -------       -------

NET INCOME                                   $ 2,109       $ 2,473       $    37
                                             =======       =======       =======


NET INCOME PER COMMON SHARE
   Basic and Diluted                         $   .56       $   .66       $   .01
                                             =======       =======       =======


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   Basic and Diluted                           3,769         3,769         3,769
                                             =======       =======       =======


OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

Net Income                                   $ 2,109       $ 2,473       $    37

Foreign Currency Translation Adjustment          213           (12)         (115)
                                             -------       -------       -------

Comprehensive Income (Loss)                  $ 2,322       $ 2,461       $   (78)
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

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                FOR THE YEARS ENDED JULY 31, 1999, 2000, and 2001
                -------------------------------------------------

                                                                                      Foreign
                                     Common Stock                                     Currency
                                ---------------------       Paid-In      Retained    Translation
                                Shares         Amount       Capital      Earnings     Adjustment
                                ------         ------       -------      --------    -----------
                                                        (in thousands)
Balance -
  July 31, 1998                  3,769           377         7,073           219          (497)
Net income                        --            --            --           2,109          --
Foreign currency
  translation adjustment          --            --            --            --             213
                                ------        ------        ------        ------        ------

Balance -
  July 31, 1999                  3,769           377         7,073         2,328          (284)
Net income                        --            --            --           2,473          --
Foreign currency
  translation adjustment          --            --            --            --             (12)
                                ------        ------        ------        ------        ------

Balance -
  July 31, 2000                  3,769           377         7,073         4,801          (296)
Net income                        --            --            --              37          --
Foreign currency
  translation adjustment          --            --            --            --            (115)
                                ------        ------        ------        ------        ------

Balance -
  July 31, 2001                  3,769        $  377        $7,073        $4,838        $ (411)
                                ======        ======        ======        ======        ======

The accompanying notes are an integral part of these consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                      FOR THE YEARS ENDED JULY 31,
                                                   ----------------------------------
                                                     1999         2000         2001
                                                     ----         ----         ----
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $  2,109     $  2,473     $     37
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                   2,578        2,160        1,849
      Gain on sale of fixed assets                       (7)         (54)          (4)
      Foreign currency translation adjustment           213          (12)        (115)
   Change in operating assets and liabilities:
      (Increase)decrease in trade accounts
         receivable                                   2,278        4,815         (175)
      (Increase)decrease in inventories              11,876        2,071       (7,575)
      (Increase)decrease in prepaid expenses
         and deferred income taxes                      (33)        (771)        (253)
      (Increase)decrease in other assets                 69           22          135
      Increase(decrease) in accounts payable        (11,705)        (363)       2,750
      Increase(decrease) in accrued liabilities         456         (533)         290
                                                   --------     --------     --------

      Net cash provided by (used in) operating
         activities                                   7,834        9,808       (3,061)
                                                   --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (716)      (1,392)      (2,281)
  Proceeds from sale of property, plant
      and equipment                                      28           54            4
                                                   --------     --------     --------

   Net cash used in investing activities               (688)      (1,338)      (2,277)
                                                   --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                    82,740       69,913       77,306
  Repayments of borrowings under line of
      credit                                        (89,464)     (76,143)     (70,976)
  Borrowings under term loan                          1,800         --           --
  Capital lease borrowings                             --           --          1,422
  Principal payments on term loan and
      capital lease obligations                      (2,402)      (2,108)      (2,309)
  Proceeds from issuance of common stock               --           --           --
                                                   --------     --------     --------

    Net cash provided by (used in)
          financing activities                       (7,326)      (8,338)       5,443
                                                   --------     --------     --------

    Net increase(decrease)in cash and
          cash equivalents                             (180)         132          105

CASH AND CASH EQUIVALENTS - beginning of year           637          457          589
                                                   --------     --------     --------

CASH AND CASH EQUIVALENTS - end of year            $    457     $    589     $    694
                                                   ========     ========     ========


The accompanying notes are an integral part of these consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                FOR THE YEARS ENDED JULY 31, 1999, 2000 and 2001
                ------------------------------------------------

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

     Property and Depreciation -
     -------------------------
     Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets range from two to fifteen years. Fully depreciated property and equipment with a cost of approximately $22 million is still in use as of July 31, 2001.

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

     Foreign Currency Translations -
     -----------------------------
     Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in the cumulative translation adjustment in the equity section of the consolidated balance sheets. Transaction gains and losses are included in net income.

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

     Cash and Cash Equivalents -
     -------------------------
     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Advertising -
     -----------
     Advertising costs are expensed as incurred. The Company expensed approximately $2.5 million, $2.0 million and $2.5 million during the years 1999, 2000 and 2001, respectively, for advertising.

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

     Recently Issued Accounting Principles - In July, 2001, the Financial
     -------------------------------------
     Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets and Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Under Statement No. 144, goodwill is excluded from its scope. Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement No. 144 on its financial condition and results of operations.

(2)  BALANCE SHEET DETAIL

     Inventories -
     -----------

     Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


     Property, Plant, and Equipment -                     2000            2001
     ------------------------------                     --------        --------
                                                              (in thousands)
     Raw materials                                     $  4,164        $  6,467
     Work-in-process                                      1,023           1,679
     Finished goods                                       7,547          11,417
     Excess, obsolete, and realization reserves          (1,457)           (711)
                                                       --------        --------

       Total inventories                               $ 11,277        $ 18,852
                                                       ========        ========

     Property, Plant, and Equipment -                     2000            2001
     ------------------------------                     --------        --------
                                                              (in thousands)
     Land                                              $    557        $    557
     Building and improvements                            5,163           5,050
     Machinery and equipment                             25,434          27,944
     Office furniture and fixtures                        3,695           3,579
                                                       --------        --------
                                                         34,849          37,130
     Less - accumulated depreciation                     27,609          29,458
                                                       --------        --------
       Net property, plant, and equipment              $  7,240        $  7,672
                                                       ========        ========


     The property, plant, and equipment accounts include the following amounts for leased property under capitalized leases:


     Property, Plant, and Equipment -                     2000            2001
     ------------------------------                     --------        --------
                                                              (in thousands)
     Machinery and equipment                           $  3,271        $  3,192
     Office furniture and fixtures                          260            --
                                                       --------        --------
                                                          3,531           3,192
     Less - accumulated depreciation                      2,043           1,173
                                                       --------        --------
       Net property, plant, and equipment
          under capitalized leases                     $  1,488        $  2,019
                                                       ========        ========

     Reserve for Doubtful Accounts and Sales             2000            2001
     ---------------------------------------           --------        --------
      Returns                                             (in thousands)
      -------
        Balance, beginning of period                   $    512        $    551
        Charged to expense                                  255             113
        Net (write-offs) recoveries                        (216)            (26)
                                                       --------        --------
        Balance, end of period                         $    551        $    638
                                                       ========        ========

     Excess, Obsolete, and Realization Reserve

        Balance, beginning of period                   $  1,304        $  1,457
        Adjustment to provision                             599            (655)
        Net (write-offs) recoveries                        (446)            (91)
                                                       --------        --------
        Balance, end of period                         $  1,457        $    711
                                                       ========        ========

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and the revolving credit line are summarized below:

                                                         2000            2001
                                                       --------        --------
                                                            (in thousands)
     Revolving credit line                             $  4,450        $ 10,780
     Term loans                                           5,013           3,776
     Capitalized equipment lease
        obligations, payable in monthly installments
        of approximately $61,000, including interest
        at rates from 6.1% to 13.5%, with final
        payments ranging from November 2001
        through December 2005                             1,409           1,759
                                                       --------        --------
                                                         10,872          16,315
     Less - current maturities                            2,299           1,897
                                                       --------        --------

        Total long-term debt                           $  8,573        $ 14,418
                                                       ========        ========

     Future maturities of the above debt obligations at July 31, 2001, are approximately $1.9 million, $13.7 million, $.2 million, $.3 million and $.2 million, for the years ending July 31, 2002 through 2006, respectively.

     At July 31, 2001, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At July 31, 2001, the Company had $.4 million available under the revolving credit line.

     During March 2000, the Company's financing package was amended. This amendment extended the term of the agreement from December 31, 2000 to December 31, 2002 and includes a renewal option through December 31, 2003 assuming neither party terminates. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5% (7.25% as of July 31, 2001).

     The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

     The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limits the ratio of total liabilities to tangible net worth and requires the Company to maintain a minimum fixed charge ratio. Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. Violation of the fixed charge ratio also results in an increase in the interest rate on the revolving credit line and term loan of .5%. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. As of

     July 31, 2001, the Company failed to maintain a minimum fixed charge ratio of 1.0 to 1.0 resulting in a permanent increase in the interest rate on the revolving credit line from prime plus .5% to prime plus 1.0% (6.5% at October 19, 2001). The bank has waived this fixed charge ratio violation as an event of default under the terms of the revolving credit line. The Company was in compliance with the remaining covenants at July 31, 2001.

     In October 2001, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. The amendment is in effect until February 2002.

     The Company's indebtedness is collateralized by substantially all of the Company's assets.

     Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                                    Years Ended July 31,
                                              ---------------------------------
                                               1999         2000         2001
                                              -------      -------      -------
                                                        (in thousands)
     Highest amount borrowed                  $19,169      $11,451      $17,017
     Average amount borrowed                   16,457        8,864       11,818
     Weighted average interest rate              10.3%        10.6%         8.9%


(4)  LEASES

     Capital Leases -
     --------------
     Certain equipment is leased under agreements that are structured as capital leases. Accordingly, such equipment has been recorded as an asset, and the discounted value of the remaining lease obligations has been recorded as a liability in the accompanying Consolidated Balance Sheets.

     The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2001, (in thousands):

     Years ending July 31:
     2002                                                               745
     2003                                                               469
     2004                                                               320
     2005                                                               320
     2006                                                               240
     ----                                                            ------
     Total minimum lease payments                                     2,094
     Less-amounts representing interest                                 335
                                                                     ------

     Present value of net minimum lease payments                     $1,759
                                                                     ======

     Current portion of obligations under
       capital leases                                                $  659

     Long-term portion of obligations under
       capital leases                                                $1,100

     Operating Leases -
     ----------------

     During 1999, 2000 and 2001, the Company recorded $1.7 million, $1.4 million and $1.2 million, respectively, of expense related to operating leases.

     At July 31, 2001, future minimum rental payments for operating leases totaled $3.5 million. On August 30, 1996, the Company entered into a ten year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The lease has a fair market purchase option after three years and accordingly was accounted for as an operating lease. Payments for this facility are approximately $54,650 per month. The lease also includes rent escalations of 3% per year. Total future minimum rental payments under operating leases for the years ending July 31, 2002 through July 31, 2006 (including the rental for the Mexican facility assuming the purchase option is not exercised) are approximately $.9 million, $.9 million, $.8 million, and $.9 million, respectively.

(5)  STOCKHOLDERS' EQUITY AND RELATED ITEMS

     On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights. Options and stock appreciation rights granted cannot have terms greater than ten years. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company's Common Stock at the date of grant. The plan is subject to stockholder approval.

     On July 31, 2001, there were a total of 134,453 incentive stock options outstanding and 115,547 non-qualified stock options outstanding under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Each option may exercised, in whole or in part, only at the occurrence of one of the following events: (1) the occurrence of any transation by which the Chief Executive Officer of the Company sells 100% of the shares he then owns directly, in a private placement or registered public offering or through Rule 144 sales, or
     (2) the sale by the Company of all or substantially all of the Company's assets and operation to a third party, or (3) on or after July 24, 2010.

     On May 13, 1996, the Company issued 70,000 shares of Series "A" Redeemable Preferred Stock in a private placement to five key officers of the Company. The Series "A" Preferred Stock is a nonvoting stock paying a noncumulative dividend of 2 1/2 cents. Each share of Series "A" Preferred Stock is convertible into five shares of the Company's Common Stock at a cash purchase price of $5.00 per share of Common Stock, but only if (i) the Chief Executive Officer of the Company sells in excess of 30 percent of his Common Stock of the Company or (ii) the Company sells substantially all of its assets and operations to a third party. The Series "A" Preferred Stock has been issued for a term of ten years for a purchase price of $6.875 per share. The Company financed the total purchase price of $481,250 for the five key officers of the Company pursuant to Promissory Notes bearing interest at Chase prime and Security Agreements where all of such Series "A" Preferred

     Stock is pledged to the Company to secure the Promissory Notes. In the event the Series "A" Preferred Stock is not converted within the ten year term, the holder is required to surrender the Series "A" Preferred Stock for cancellation by the Company in exchange for the Company forgiving the principal amount of the Promissory Note. If any of the key officers terminate their employment with the Company for any reason, except death, they immediately forfeit ownership rights to the Series "A" Preferred Stock which is immediately surrendered to the Company for cancellation in exchange for cancellation of the principal amount owing on the Promissory Note, provided all accrued interest on the Promissory Note is paid to the date of the key employee's termination. The Promissory Notes have been netted against Preferred Stock in the Consolidated Balance Sheets. During fiscal 2000, three of the key officers terminated employment with the Company. Accordingly, their ownership rights in 30,000 shares of Series "A" Preferred Stock were forfeited. On July 2, 2001, the Company and the holders of the Series "A" Preferred Stock canceled (1) the 20,000 shares of Series "A" Preferred Stock held by each of Darrell J. Lowrance and Ronald
     G. Weber, (2) the promissory note in the principal amount of $137,500 given by each such person, and (3) accrued but unpaid interest owed by each such person on his note.

     The Company adopted the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                  1999        2000      2001
                                                  ----        ----      ----
     NET INCOME:
            As reported                          $2,109     $2,473     $ 37
            Pro forma                             1,956      2,385      (13)

     EARNINGS PER SHARE:
            Basic-as reported                    $  .56     $  .66     $.01
            Diluted-as reported                     .56        .66      .01
            Pro forma-Basic                         .52        .63      .00
            Pro forma-Diluted                       .52        .63      .00

     The fair value of each option grant is estimated on the date of grant using the Modified Black-Scholes European option pricing model with the following weighted average assumption: exercise price of $2.67, dividend yield of 0%, expected volatility of 93.42%, risk-free interest rate of 5.31% and expected life of ten years.

(6)  RETIREMENT PLANS

     Substantially all U.S. Company employees participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 1999, 2000, and 2001 were approximately $590,000, $502,000 and $504,000, respectively.


(7)  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                   Years Ended July 31,
                                            ----------------------------------

                                             1999           2000          2001
                                            -----         -------         ----
                                                       (in thousands)
     Current                                $  99         $   485         $(16)
     Deferred                                 (99)         (1,435)          78
                                            -----         -------         ----

       Total                                $  --         $  (950)        $ 62
                                            =====         =======         ====


     The provision (benefit) for income taxes differs from the amount calculated by multiplying income before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                                    Years Ended July 31,
                                              ------------------------------
                                               1999        2000        2001
                                              ------      ------      ------
     Statutory rate                            34.0%       34.0%       34.0%
     Change in valuation allowance            (29.2)      (90.9)       --
     Foreign income taxes                       4.7         7.2       123.2
     State income taxes                        (1.6)        2.0       (11.3)
     Non-deductible life insurance
      premiums and entertainment
      expenses                                  4.5         2.5        39.4
     Tax treatment of foreign
      operations                               --         (13.6)      (202.2)
     Other                                    (12.4)       (3.6)        79.5
                                              -----       -----       -----

     Effective rate                              -%       (62.4)%      62.6%
                                              =====       =====       =====


     The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company had a net operating loss carryforward of approximately $2,194,000 at July 31, 2001, a portion of which expires July 31, 2012 and the remainder of which expires July 31, 2013. After the completion of the fourth quarter of fiscal 1998, the Company determined that a valuation allowance of $2,000,000 against the net operating loss carryforward was necessary as of July 31, 1998. During 1999, the valuation allowance was reduced to $1,384,000. Statement No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. After the completion of the fourth quarter of fiscal 2000, the Company determined that it is more likely than not that the deferred tax asset related to the net operating loss carryforward will be realized. Accordingly, the valuation allowance was eliminated.

     The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                                          2000          2001
                                                         ------        ------
                                                            (in thousands)
     Deferred tax assets -
        Reserves for product costs                       $  484        $  493
        Reserves for compensation and benefits              155           314
        State tax credit carryforwards                      509           509
        Accounts receivable reserves                         54            47
        Other                                                81           171
        NOL carryforward                                  2,502         2,193
                                                         ------        ------
        Net deferred tax assets                          $3,785        $3,727
                                                         ======        ======

     Deferred tax liabilities -
        Depreciation                                     $  852        $  694
                                                         ======        ======


(8)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     Interest of approximately $2.9 million, $1.9 million and $1.8 million was paid during 1999, 2000 and 2001, respectively. No income tax payments were made in 1999. Income tax payments of $5,499 and $27,478 were made in 2000 and 2001 related to Alternative Minimum Tax.

(9)  SALES BY GEOGRAPHIC REGION

     The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:

                                          1999           2000            2001
                                         -------        -------        -------
                                                      (in thousands)
     Net sales:
        Domestic                         $71,681        $60,335        $58,726
        Foreign                           18,072         12,874         14,693
                                         -------        -------        -------

          Total                          $89,753        $73,209        $73,419
                                         =======        =======        =======

     The majority of foreign sales are concentrated in Canada, Australia and Europe.

(10) SALES TO A MAJOR CUSTOMER

     During both 1999, 2000 and 2001, one customer accounted for approximately 13%, 13% and 12% of consolidated net sales, respectively. No other customer accounted for 10% or more of consolidated net sales in 1999, 2000 or 2001.

(11) CONCENTRATIONS OF CREDIT RISK

     The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2001.

     At July 31, 2000 and 2001, trade receivables related to these group concentrations were:

                                                      2000             2001
                                                      ----             ----

     Marine                                            54%              56%
     Non-Marine                                        46%              44%


(12) SEVERANCE AND MERGER COSTS

     The Company incurred no severance costs during fiscal 2001. During 2000, the Company recognized $1.9 million in severance costs related to the Company's completion of the relocation of the remaining manufacturing processes to Mexico. The total number of employees affected was 161. Severance costs for all identified employees were fully accrued as of January 31, 2000.

     During fiscal 2000, the Company incurred $.3 million in costs associated with its terminated merger with Orbital Sciences Corporation. This compares to $.4 million incurred during fiscal 2001 in costs associated with the terminated merger with Cobra Electronics, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LOWRANCE ELECTRONICS, INC.


DATE: October 17, 2001                BY: /s/ Darrell J. Lowrance
      -------------------------           -------------------------------------
                                          Darrell J. Lowrance,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:


/s/ Darrell J. Lowrance        President, Chief Executive             October 17, 2001
-------------------------      Officer, and Director
Darrell J. Lowrance            (Principal Executive Officer)


/s/ Douglas J. Townsdin        Vice President of Finance and          October 17, 2001
-------------------------      Chief Financial Officer
Douglas J. Townsdin            (Principal Financial Officer and
                               Principal Accounting Officer)


/s/ George W. Jones            Director                               October 17, 2001
-------------------------
George W. Jones


/s/ Peter F. Foley, III        Director                               October 17, 2001
-------------------------
Peter F. Foley, III


/s/ Michael B. Montgomery      Director                               October 17, 2001
-------------------------
Michael B. Montgomery