Form 10-Q
period 2001-10-31
LOWRANCE ELECTRONICS INC
filed 2001-12-13
CIK 804073

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            --------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

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

At October 31, 2001, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------

                                    FORM 10-Q
                                    ---------

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Balance Sheets -
                  October 31, 2001 and 2000, and July 31, 2001 ..........     3

              Consolidated Statements of Operations -
                  Three Months Ended October 31, 2001 and 2000 ..........     4

              Consolidated Statements of Cash Flows -
                  Three Months Ended October 31, 2001 and 2000 ..........     5

              Notes to Consolidated Financial Statements ................   6-8

     ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........  9-11


PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings ........................................     12

     ITEM 2.  Changes in Securities ....................................     12

     ITEM 3.  Defaults Upon Senior Securities ..........................     12

     ITEM 4.  Submission of Matters to a Vote of Security Holders ......     12

     ITEM 5.  Other Information ........................................     12

     ITEM 6.  Exhibits and Reports on Form 8-K .........................  12-16


     SIGNATURES ........................................................     17

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                    Oct. 31,          Oct. 31,           July 31,
                                                                      2001              2000               2001
                                                                  -------------     -------------      -----------
                                                                                   (in thousands)
                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents                                        $   679           $   781          $   694
     Trade accounts receivable, less allowances                         5,451             6,063            6,824
     Inventories                                                       17,430            13,730           18,852
     Current deferred income taxes                                      1,025             1,386            1,025
     Prepaid expenses                                                     690               646              550
                                                                      -------           -------          -------

         Total current assets                                          25,275            22,606           27,945

PROPERTY, PLANT, AND EQUIPMENT, net                                     7,484             7,126            7,672

OTHER ASSETS                                                               51               186               51

DEFERRED INCOME TAXES                                                   3,097             2,072            1,958
                                                                      -------           -------          -------

                                                                      $35,907           $31,990          $37,626
                                                                      =======           =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term debt                            $  1,929          $  1,622         $  1,897
     Accounts payable                                                   5,949             4,680            5,708
     Accrued liabilities                                                3,663             3,678            3,726
                                                                      -------           -------          -------

         Total current liabilities                                     11,541             9,980           11,331
                                                                      -------           -------          -------

LONG-TERM DEBT, less current maturities                                14,462            11,178           14,418
                                                                      -------           -------          -------

STOCKHOLDERS' EQUITY:
     Preferred stock, 230,000 shares authorized, none issued               --                --               --
     Common stock, $.10 par value, 10,000,000 shares
         authorized and 3,768,796 shares issued.                          377               377              377
     Paid-in capital                                                    7,073             7,073            7,073
     Retained earnings                                                  2,951             3,759            4,838
     Other accumulated comprehensive income                              (497)             (377)            (411)
                                                                      -------           -------          -------

         Total stockholders' equity                                     9,904            10,832           11,877
                                                                      -------           -------          -------

                                                                      $35,907           $31,990          $37,626
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

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                         Three Months Ended
                                                                  ---------------------------------
                                                                  Oct. 31,                 Oct. 31,
                                                                    2001                     2000
                                                                  --------                 --------
                                                          (in thousands, except per share information)
NET SALES                                                         $11,023                  $12,644

COST OF SALES                                                       8,019                    8,332
                                                                  -------                  -------

         Gross profit                                               3,004                    4,312

OPERATING EXPENSES:
     Selling and administrative                                     4,798                    4,788
     Research and development                                         826                      788
                                                                  -------                  -------

         Total operating expenses                                   5,624                    5,576
                                                                  -------                  -------

         Operating loss                                            (2,620)                  (1,264)
                                                                  -------                  -------

OTHER EXPENSES:
     Interest expense                                                 388                      332
     Other, net                                                       (13)                      58
                                                                  -------                  -------

         Total other expenses                                         375                      390
                                                                  -------                  -------

LOSS BEFORE INCOME TAXES                                           (2,995)                  (1,654)

BENEFIT FOR INCOME TAXES                                           (1,108)                    (612)
                                                                  -------                  -------

NET LOSS                                                          $(1,887)                 $(1,042)
                                                                  =======                  =======

NET LOSS PER COMMON SHARE:
     Basic and diluted                                            $  (.50)                 $  (.28)
                                                                  =======                  =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     Basic and diluted                                              3,769                    3,769
                                                                  =======                  =======

DIVIDENDS                                                            NONE                     NONE
                                                                  =======                  =======
OTHER COMPREHENSIVE LOSS NET OF TAX:

NET LOSS                                                          $(1,887)                 $(1,042)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                               (86)                     (81)
                                                                  -------                  -------

COMPREHENSIVE LOSS                                                $(1,973)                 $(1,123)
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

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                Three Months Ended
                                                                        -------------------------------------
                                                                        October 31,               October 31,
                                                                            2001                     2000
                                                                        -----------               -----------
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                             $ (1,887)                 $ (1,042)
     Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
         Depreciation and amortization                                         500                       480
         Foreign currency translation adjustment                               (86)                      (81)
     Changes in operating assets and liabilities:
         (Increase)decrease in trade accounts receivable                     1,373                       586
         (Increase)decrease in inventories                                   1,422                    (2,453)
         (Increase)decrease in prepaids, deferred
              income taxes, and other assets                                (1,279)                     (824)
         Increase (decrease) in liabilities and other                          178                     1,964
                                                                          --------                  --------

         Net cash provided by (used in) operating activities                   221                    (1,370)
                                                                          --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                     (114)                     (366)
                                                                          --------                  --------

         Net cash used in investing activities                                (114)                     (366)
                                                                          --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit line                                 11,975                    15,713
     Repayments of borrowings under revolving credit line                  (11,620)                  (12,804)
     Principal payments on term loans and capital
      lease obligations                                                       (477)                     (981)
                                                                          --------                  --------

         Net cash provided by (used in) financing activities                  (122)                    1,928
                                                                          --------                  --------

         Net increase in cash and cash equivalents                             (15)                      192

CASH AND CASH EQUIVALENTS -- beginning of period                               694                       589
                                                                          --------                  --------

CASH AND CASH EQUIVALENTS -- end of period                                $    679                  $    781
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

(1)    PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2001, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)    BALANCE SHEET DETAIL

       Inventories --
       -----------

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 Oct. 31,       Oct. 31,       July 31,
                                                   2001           2000           2001
                                                 --------       --------       --------
                                                             (in thousands)
             Raw materials                        $ 6,058        $ 5,970       $  6,467
             Work-in-process                        1,952          1,994          2,574
             Finished goods                        10,767          7,284         11,417
             Reserves                              (1,347)        (1,518)        (1,606)
                                                  -------        -------       --------

             Total inventories                    $17,430        $13,730       $ 18,852
                                                  =======        =======       ========

       Property, Plant, and Equipment, Net --
       -----------------------------------

             Land                                 $    557      $    557       $    557
             Building and improvements               5,050         5,042          5,050
             Machinery and equipment                27,907        25,873         27,944
             Office furniture and equipment          3,928         3,743          3,579
                                                   -------       -------       --------
                                                    37,442        35,215         37,130

             Less - accumulated depreciation       (29,958)      (28,089)       (29,458)
                                                    ------        ------       --------

             Net property, plant, and equipment   $  7,484      $  7,126       $  7,672
                                                  ========      ========       ========

(3)    LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                                  Oct. 31,          Oct. 31,           July 31,
                                                                    2001              2000               2001
                                                                  -------           -------            --------
                                                                                 (in thousands)
         Revolving credit line                                    $11,135           $ 7,359           $10,780
         Term loan                                                  3,467             4,704             3,776
         Capitalized equipment lease obligations,
              payable in monthly installments of approximately
              $58,000 including interest at rates from 6.1% to
              13.5%, with final payments ranging from
              November 2001 through December 2005                   1,789               737             1,759
                                                                  -------           -------           -------
                                                                   16,391            12,800            16,315

         Less - current maturities                                  1,929             1,622             1,897
                                                                  -------           -------           -------

         Total long-term debt                                     $14,462           $11,178           $14,418
                                                                  =======           =======           =======

       Future maturities of the above debt obligations at October 31, 2001 are $1.9 million, $14.0 million, $.2 million .2 million, and .1 million, for the years ending October 31, 2002 through 2005, respectively.

       At October 31, 2001, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total.

       The agreement requires, among other things, that the Company maintain a minimum tangible net worth, limit the ratio of total liabilities to tangible net worth and maintain a minimum fixed charge ratio. The October 2001 amendment added additional requirements including minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and maximum inventory levels. The agreement also limits the amount of operating leases, capital expenditures and capital leases and precludes the Company from declaring any dividends. Violation of any of these provisions would constitute an event of default, which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. As of July 31, 2001, the Company failed to maintain a minimum fixed charge ratio of 1.0 to 1.0 resulting in a permanent increase in the interest rate on the revolving credit line from prime plus .5% to prime plus 1.0%. The bank waived this fixed charge ratio violation as an event of default under the terms of the revolving credit line; however, the interest rate will continue as prime plus 1.0%. As of October 31, 2001, the Company failed to meet the minimum EBITDA level. The bank waived this violation as an event of default under the terms of the revolving credit line. Under the terms of the October 2001 amendment, the interest rate is further increased to prime plus 2.0% during the period in which the temporary increase in the finished goods borrowing base is in effect. The rate as of October 31, 2001 was 7.5%. The Company was in compliance with the remaining covenants at October 31, 2001.

       In October 2001, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. The amendment is in effect until February 2002. As of October 31, 2001, the Company had borrowed $.5 million under this amendment.

       The terms of the foregoing agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

       The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)    CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the three months ended October 31, 2001, and October 31, 2000, the Company paid interest of approximately $.4 million and $.3 million, respectively.

(5)    FOOTNOTES INCORPORATED BY REFERENCE

       Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 23, 2001. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

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

               1      Business and Summary of Significant Accounting Policies
               4      Leases
               5      Stockholders' Equity and Related Items
               6      Retirement Plans
               7      Income Taxes

Part I, Item 2
--------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For the three months ended October 31, 2001, sales of non-original equipment SONAR and combination SONAR/GPS navigation units decreased 4.5% as compared to the same period last year while unit sales for this product grouping decreased 14.1% year over year. This decrease is due to the current economic conditions and the transition of eleven new models in both the Lowrance and Eagle brands to new models scheduled for release beginning in November 2001. These new product introductions are not expected to adversely affect the sale of the discontinued products which they are replacing. The discontinued inventory was $1.2 million at July 31, 2001, and declined to $.9 million of the Company's inventory as of November 30, 2001. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units decreased 16.1% compared to fiscal 2001. The decline in gross profit is primarily related to the sales discounts which are typically required on discontinued products.

Original equipment (OEM) SONAR sales to boat manufacturers declined 27.1% on a 28.5% unit decrease as compared to the same period last year. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 7.1% of total sales as compared to 8.4% last year. Gross profit on OEM units decreased 33.3% compared to fiscal 2001.

Stand-alone GPS navigation sales decreased 45.2% from last year on a 34.2% unit decrease. The decrease is due primarily to lower retail price points dictated by market conditions as well as the general economic downturn. Gross profit on these units decreased 109.1% year over year. The gross profit was negatively impacted by a marketing promotion which included a free handheld GPS unit in connection with certain premium-priced SONAR sales to the ultimate consumer.

Accessory sales decreased 12.4% year over year. Gross profit on accessory sales decreased 23.4%.

Total net sales decreased by 12.8% for the three months ended October 31, 2001 as compared to the same period last year. Total unit sales decreased by approximately 20.0%.

For the three months ended October 31, 2001, gross profit decreased to 27.3% as compared to 34.1% for the same period last year.

Selling and administrative costs increased as a percentage of sales due to lower revenue year over year. Research and development expense increased as a percentage of sales resulting from the lower revenue and the development of the Company's new product offerings for the current year. Operating expenses decreased by $48,000 for the three months ended October 31, 2001 as compared to the same period last year. Total operating expense as a percentage of sales increased from 44.1% to 51.0% for the same period.

Interest expense for the three months ended October 31, 2001 was $56,000 higher than the same period in fiscal 2001 due primarily to higher debt levels offset by lower interest rates.

The after-tax net loss for the three months ended October 31, 2001 was ($1.9 million) as compared to ($1.0 million) for the same period in fiscal 2001.

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

The Company has an overall $33.9 million financing package consisting of the revolving credit line discussed above and $7.4 million in term loans. At October 31, 2001, the term loans had a remaining balance of $3.5 million. The term loans require monthly principal payments of $103,000 plus interest.

In October 2001, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the revolving credit line not to exceed $1.5 million. This amendment is in effect until February 2002. As of October 31, 2001, the Company had $.5 million of borrowings under this amendment. In addition, the amendment provides for principal deferral on the term loans until February 1, 2002 at which time the payments shall increase to $155,000 per month through July 1, 2002.

As of July 31, 2001, the Company failed to maintain a minimum fixed charge ratio of 1.0 to 1.0, resulting in a permanent increase in the interest rate on the revolving credit line from prime plus .5% to prime plus 1.0%. The bank waived this fixed charge ratio violation as an event of default under the terms of the revolving credit line; however, the interest rate will continue as prime plus 1.0%. As of October 31, 2001, the Company failed to meet the minimum EBITDA level. The bank waived this violation as an event of default under the terms of the revolving credit line. Under the terms of the October 2001 amendment, the interest rate is further increased to prime plus 2.0% during the period in which the temporary increase in the finished goods borrowing base is in effect. The rate as of October 31, 2001 was 7.5%.

Cash flows from operations were $.2 million for the three months ended October 31, 2001 as compared to cash flows used in operations of ($1.4 million) for the same period last year. Decreases in inventories and accounts receivable over the first quarter of fiscal 2002 resulted in the positive cash flow from operations. Cash flows from operations were utilized to reduce outstanding debt and fund $.1 million in capital expenditures. An additional $.2 million in capital expenditures was funded by capital lease borrowings.

While inventories as of October 31, 2001 are 27.0% higher than the same period last year, they are 7.5% lower than that of July 31, 2001. The Company's production cycle peaks prior to the sales cycle. Due to economic and weather-related conditions, sales did not reach the expected peak as anticipated in fiscal 2001, resulting in increased inventories going into the industry off-season. The Company continues to monitor these inventories during fiscal 2002 utilizing weekly inventory control and review processes. Management believes these processes are adequate and, while higher inventories have created short-term liquidity issues, management believes the plans in place will reduce these inventories and address the liquidity issues.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

o Financial performance and cash flow from operations in fiscal 2002 are based on attaining current projections.

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

              10.32 Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, which is incorporated herein by reference thereto.

              10.33 Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, which is incorporated herein by reference thereto.

              10.34 Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, which is incorporated herein by reference thereto.

              10.35 Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, which is incorporated herein by reference thereto.

              10.36 Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, which is incorporated herein by reference thereto.

              10.37 Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, which is incorporated herein by reference thereto.

              10.38 2001 Stock Option Plan of the Company, filed as Exhibit A to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 11, 2001, which is incorporated herein by reference thereto.

              10.39 NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, which is incorporated herein by reference thereto.

              10.40 Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, which is incorporated herein by reference thereto.

              10.41 Incentive Stock Option Agreement between the Company and Douglas Townsdin dated October 4, 2001, which is incorporated herein by reference thereto.

              10.42 Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 25, 2001, which is incorporated herein by reference thereto.

              10.43 Incentive Stock Option Agreement between the Company and Mark McQuown dated July 25, 2001, which is incorporated herein by reference thereto.

              10.44 Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 25, 2001, which is incorporated herein by reference thereto.

              10.45 Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, filed herewith.

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

              22.13 Subsidiaries of the Company as of July 31, 2001, which is incorporated herein by reference thereto.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LOWRANCE ELECTRONICS, INC.


DATE:  December 13, 2001                  BY:  /s/ Darrell J. Lowrance
       -----------------                  ----------------------------
                                          Darrell J. Lowrance,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



DATE:  December 13, 2001                  BY:  /s/ Douglas J. Townsdin
       -----------------                  ----------------------------
                                          Douglas J. Townsdin
                                          Vice President of Finance and
                                            Chief Financial Officer
                                          (Principal Financial Officer)