Form 10-Q
period 2002-01-31
LOWRANCE ELECTRONICS INC
filed 2002-03-13
CIK 804073

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               _____________________________________________________

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               -     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

               - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
               _____________________________________________________

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

                                    YES X    NO ___
                                       ---

At January 31, 2002, there were 3,768,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------

                                    FORM 10-Q
                                    ---------

                                      INDEX
                                      -----

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.   Consolidated Balance Sheets -
               January 31, 2002, 2001, and July 31, 2001 .................        3

            Consolidated Statements of Operations -
               Three Months and Six Months Ended
               January 31, 2002 and 2001 .................................        4

            Consolidated Statements of Cash Flows -
               Six Months Ended January 31, 2002 and 2001 ................        5

            Notes to Consolidated Financial Statements ...................    6 - 8

  ITEM 2.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations .............   9 - 12

PART II. OTHER INFORMATION

  ITEM 1.   Legal Proceedings ............................................       13

  ITEM 2.   Changes in Securities ........................................       13

  ITEM 3.   Defaults Upon Senior Securities ..............................       13

  ITEM 4.   Submission of Matters to a Vote of Security Holders ..........       13

  ITEM 5.   Other Information ............................................       14

  ITEM 6.   Exhibits and Reports on Form 8-K .............................    14-18

  SIGNATURES .............................................................       18

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                    Jan. 31,          Jan. 31,           July 31,
                                                                      2002              2001               2001
                                                                  -------------     ------------       ----------
                                                                                   (in thousands)
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                                          $     881         $     901        $     694
  Accounts receivable, less allowances                                  10,840            12,586            6,824
  Inventories                                                           17,847            20,021           18,852
  Current deferred income taxes                                          1,027             1,006            1,025
  Prepaid expenses                                                         684               610              550
                                                                     ---------         ---------        ---------

     Total current assets                                            $  31,279         $  35,124        $  27,945

PROPERTY, PLANT, AND EQUIPMENT, net                                      7,278             7,930            7,672

OTHER ASSETS                                                                51                53               51

DEFERRED INCOME TAXES                                                    3,076             2,072            1,958
                                                                     ---------         ---------        ---------

                                                                     $  41,684         $  45,179        $  37,626
                                                                     =========         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                               $   1,922         $   1,858        $   1,897
  Accounts payable                                                      10,259             9,322            5,708
  Accrued liabilities                                                    3,774             3,576            3,726
                                                                     ---------         ---------        ---------

     Total current liabilities                                       $  15,955         $  14,756        $  11,331

LONG-TERM DEBT, less current
     maturities                                                         15,829            18,899           14,418

STOCKHOLDERS' EQUITY:
  Preferred stock, 230,000 shares authorized,
     none issued                                                             -                 -                -
  Common stock, $.10 par value, 10,000,000 shares
     authorized and 3,768,796 shares issued                          $     377         $     377        $     377
  Paid-in capital                                                        7,073             7,073            7,073
  Retained earnings                                                      2,945             4,406            4,838
  Other accumulated comprehensive income                                  (495)             (332)            (411)
                                                                     ---------         ---------        ---------
  Total stockholders' equity                                         $   9,900         $  11,524        $  11,877
                                                                     ---------         ---------        ---------

                                                                     $  41,684         $  45,179        $  37,626
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

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                               Three Months Ended             Six Months Ended
                                            -------------------------     --------------------------
                                            January 31,   January 31,     January 31,    January 31,
                                              2002           2001           2002           2001
                                            -----------   -----------     -----------    -----------
                                                (in thousands)                (in thousands)
NET SALES                                   $ 17,077      $  19,206       $ 28,100       $ 31,850

COST OF SALES                                 11,111         11,819         19,130         20,151
                                            --------      ---------       --------       --------

     Gross profit                           $  5,966      $   7,387       $  8,970       $ 11,699
                                            --------      ---------       --------       --------

OPERATING EXPENSES:
  Selling and administrative                $  5,009      $   4,999       $  9,807       $  9,787
  Research and development                       611            722          1,437          1,510
                                            --------      ---------       --------       --------

     Total operating expenses               $  5,620      $   5,721       $ 11,244       $ 11,297
                                            --------      ---------       --------       --------

     Operating income (loss)                $    346      $   1,666       $ (2,274)      $    402
                                            --------      ---------       --------       --------

OTHER EXPENSES:
  Interest expense                          $    373      $     488       $    761       $    820
  Other, net                                     (18)           151            (31)           209
                                            --------      ---------       --------       --------

     Total other expenses                   $    355      $     639       $    730       $  1,029
                                            -------       ---------       --------       --------

INCOME (LOSS) BEFORE
  INCOME TAXES                              $     (9)     $   1,027       $ (3,004)      $   (627)

PROVISION FOR

  (BENEFIT FROM) INCOME TAXES                     (3)           380         (1,111)          (232)
                                            --------      ---------       --------       --------

NET INCOME (LOSS)                           $     (6)     $     647       $ (1,893)      $   (395)
                                            ========      =========       ========       ========

NET INCOME (LOSS) PER BASIC AND
  DILUTED SHARE                             $   (.00)     $     .17       $   (.50)      $   (.10)
                                            ========      =========       ========       ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (BASIC
  AND DILUTED)                                 3,769          3,769          3,769          3,769
                                            ========      =========       ========       ========

DIVIDENDS                                       NONE           NONE           NONE           NONE
                                            ========      =========       ========       ========

OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

NET INCOME (LOSS)                           $     (6)     $     647       $ (1,893)      $   (395)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                       2             45            (84)           (36)
                                            --------      ---------       --------       --------

COMPREHENSIVE INCOME (LOSS)                 $     (4)     $     692       $ (1,977)      $   (431)
                                            ========      =========       ========       ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                           Six Months Ended
                                                                       ------------------------
                                                                        January 31, January 31,
                                                                           2002         2001
                                                                       ------------ -----------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                            $ (1,893)  $    (395)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
         Depreciation                                                       1,006         960
         Gain on retirement of fixed assets                                    (1)         (1)
         Change in unrealized foreign translation adjustment                  (84)        (36)
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                        (4,016)     (5,937)
         (Increase) decrease in inventories                                 1,005      (8,744)
         (Increase) decrease in prepaids, deferred
             income taxes, and other assets                                (1,254)       (275)
          Increase (decrease) in accounts payable and
             accrued liabilities                                            4,599       6,504
                                                                         --------   ---------

         Net cash used in operating activities                           $   (638)  $  (7,924)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                $   (282)  $    (369)
     Proceeds from sales of property                                            1           1
                                                                        ---------   ---------
         Net cash used in investing activities                           $   (281)  $    (368)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under line of credit                                     $ 24,388   $  35,211
     Repayments of borrowings under line of credit                        (22,643)    (25,153)
     Principal payments on term loans and capital
         lease obligations                                                   (639)     (1,454)
                                                                         --------   ---------

         Net cash provided by financing activities                       $  1,106   $   8,604
                                                                         --------   ---------

         Net increase in cash and cash equivalents                       $    187   $     312

CASH AND CASH EQUIVALENTS - beginning of period                               694         589
                                                                         --------   ---------

CASH AND CASH EQUIVALENTS - end of period                                $    881   $     901
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

(1)    PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 2002, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)    BALANCE SHEET DETAIL

       Inventories -
       -----------
       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                  Jan. 31,      Jan. 31,     July 31,
                                                                    2002          2001         2001
                                                                  -------       -------     -------
                                                                             (in thousands)
                  Raw materials                                   $ 6,655       $ 8,862     $ 6,467
                  Work-in-process                                   3,089         2,830       2,574
                  Finished goods                                    9,853        10,122      11,417
                  Excess, obsolete and realization reserves        (1,750)       (1,793)     (1,606)
                                                                  -------       -------     -------

                  Total inventories                               $17,847       $20,021     $18,852
                                                                  =======       =======     =======

       Property, Plant, and Equipment, Net -
       -----------------------------------

                  Land                                            $   557       $   557     $   557
                  Building and improvements                         5,030         5,044       5,050
                  Machinery and equipment                          28,149        27,088      27,944
                  Office furniture and equipment                    4,006         3,810       3,579
                                                                  -------       -------     -------
                                                                  $37,742       $36,499     $37,130

                  Less - accumulated depreciation                 (30,464)      (28,569)    (29,458)
                                                                  -------       -------     -------

                  Net property, plant, and equipment              $ 7,278       $ 7,930     $ 7,672
                                                                  =======       =======     =======

     Property, plant and equipment above includes the following amounts held in the Company's Mexico manufacturing facility:

                  Land                                            $     0       $     0     $     0
                  Building and improvements                         1,367         1,386       1,367
                  Machinery and equipment                           8,513         8,483       8,492
                  Office furniture and equipment                       46            38          46
                                                                  -------       -------     -------
                                                                  $ 9,926       $ 9,907     $ 9,905

                  Less - accumulated depreciation                  (6,116)       (5,180)     (5,646)
                                                                  -------       -------     -------

                  Net property, plant, and equipment              $ 3,810       $ 4,727     $ 4,259
                                                                  =======       =======     =======

     Capital lease borrowings of $330,000 are included in property, plant and equipment balances for the six months ended January 31, 2002 as compared to $1,282,000 for the previous period. Total capital expenditures for the period, including capital lease borrowings were $613,000 as compared to $1,651,000 for the previous period.

 (3)   LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                                  Jan. 31,   Jan. 31,      July 31,
                                                                    2002       2001          2001
                                                                  --------   --------      --------
                                                                          (in thousands)
         Revolving credit line                                    $12,525   $14,507     $10,780
         Term loan                                                  3,633     4,395       3,776
         Capitalized equipment lease obligations,
              payable in monthly installments of approximately
              $58,000 including interest at rates from 8.1% to
              13.5%, with final payments ranging from March 2003
              through December 2005                                 1,593     1,855       1,759
                                                                  -------   -------     -------

                                                                  $17,751   $20,757     $16,315

         Less - current maturities                                  1,922     1,858       1,897
                                                                  --------  -------     -------

         Total long-term debt                                     $15,829   $18,899     $14,418
                                                                  =======   =======     =======

     Future maturities of the above debt obligations at January 31, 2002, are $1.9 million, $14.9 million, $.4 million and $.5 million for the periods ending January 31, 2003 through 2005, respectively.

     At January 31, 2002, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At January 31, 2002, the Company had $.4 million available under the revolving credit line.

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

     The Company was in compliance with all debt covenants at January 31, 2002.

     In October 2001, the Company amended its financing package allowing for a temporary increase in the finished goods borrowing base under the line of credit not to exceed $1.5 million. The amendment was in effect until January 2002. Under the terms of the October 2001 amendment, the interest rate increased to prime plus 2.0% from prime plus 1.0% during the period in which the temporary increase in the finished goods borrowing base was in effect. As there were no borrowings under the October 2001 amendment at January 31, 2002, the rate was prime plus 1.0%, or 6.75%.

       The terms of the debt agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

       The Company's indebtedness is collateralized by substantially all of the Company's assets.

 (4)   CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the six months ended January 31, 2002, and January 31, 2001, the Company paid interest of $.8 million and $.8 million, respectively.

(5)    OPERATING SEGMENTS

       In accordance with SFAS 131, the Company does not reflect segment disclosures as the CEO and President, who is the Company's Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.

(6)    FOOTNOTES INCORPORATED BY REFERENCE

       Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 19, 2001. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

              Note                          Description
              ----    ----------------------------------------------------------

               1      Business and Summary of Significant Accounting Policies
               4      Capital Leases
               5      Stockholders' Equity and Related Items
               6      Retirement Plans
               7      Income Taxes

Part I, Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Our eleven new SONAR/GPS products announced at ICAST 2001 will result in a broad, new product line-up for the 2002 main selling season. While four of those new units began to ship in the second quarter of 2002, four more units, which represent our largest volume price points, did not begin shipping until the first few weeks of February. The remaining three new units will begin to ship in the next few weeks. Therefore, in addition to the results through January, we will also provide January and February comparative information in order to reflect the impact of the release of the new, high volume units.

Selected Consolidated Operating Information

                            2002                             2001
                  -------------------------      -------------------------------
                   Total  February  January       Total      February    January
                  ------- --------  -------      ------      --------    -------
                                                  (in thousands)

Net Sales         $18,822 $12,180   $6,642        $14,892    $ 7,255      $7,637
Pre-Tax Income      2,194   1,489      705            636        372         264
Net Income          1,384     940      444            400        234         166


Selected Consolidated Balance Sheet Information

Inventories                15,442                             23,133
Accounts Receivable        17,255                             12,948
Accounts Payable            9,596                             10,771
Total Debt                 20,661                             21,949

February 2002 sales increased 67.9% compared to February 2001 and sales for the two months ended February 2002 increased 26.4% compared to the same period last year. Net income in February 2002 increased 301.7% compared to February 2001 while net income for the two months ended February 2002 increased 246.0% compared to the same period last year. February 2002 inventories decreased 33.2% compared to February 2001 while accounts payable and total debt decreased 10.9% and 5.9%, respectively. As a result of the 67.9% sales increase in February 2002 compared to February 2001, accounts receivable increased 33.3%.

Three Months Ended January 31, 2002
-----------------------------------

As mentioned above, we have a significant number of new 2002 products. With the announced replacement of eleven products with new models, the sales of existing products decreased in this quarter, in accordance with our expectations. In addition, margins were negatively impacted as a result of reduced production when we eliminated production of the eleven discontinued models and began production of four new models. The lower volume of production resulted in fewer units to absorb our fixed manufacturing expenses and; therefore, will result in higher costs on a per unit basis during the low volume production period.

For the three months ended January 31, 2002, sales of non-original equipment SONAR and combination SONAR/GPS navigation units decreased 5.8% as compared to the same period last year while unit sales for this product grouping decreased 14.9% year over year. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units decreased 9.8% compared to fiscal 2001.

Original equipment (OEM) SONAR sales to boat manufacturers declined 32.3% (from $794,000 to $537,000) on a 31.5% unit decrease as compared to the same period last year. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 3.1% of total sales as compared to 4.1% last year. Gross profit on OEM units decreased 48.0% compared to fiscal 2001 related to the decrease in overall sales as well as substitution of more expensive models to OEM customers due to the discontinued product models.

The iFinder, our new hand-held GPS, did not begin shipping until February and is, therefore, not reflected in the results for the three months ended January 31, 2002. The announcement of the iFinder reduced the sales of the existing hand-held GPS model prior to the February shipments of the iFinder. One of the remaining new products, which ships in March, is a stand-alone high volume, high margin GPS navigation unit. We discontinued the older model which resulted in a unit sales decrease of 81.2% for the older model in the three month period ended January 2002 compared to the same period last year. Stand-alone GPS navigation sales decreased 52.8% (from $2.8 million to $1.3 million) from last year on a 42.8% unit decrease. Sales for this product grouping represented 7.9% of total sales as compared to 14.8% last year. Gross profit on these units decreased 85.3% year over year. The gross profit was also negatively impacted by a marketing promotion that included a free hand-held GPS unit in connection with certain premium-priced SONAR sales to the ultimate consumer.

Accessory sales increased 8.8% year over year while gross profit on accessory sales decreased 19.2% as a result of off-season accessory promotions related to our primary product sales at the annual Fall distributor shows.

Total net sales decreased by 11.1% for the three months ended January 31, 2002 as compared to the same period last year. Total unit sales decreased by approximately 20.7%.

For the three months ended January 31, 2002, gross profit decreased to 34.9% as compared to 38.5% for the same period last year.

Six Months Ended January 31, 2002
---------------------------------

In addition to the factors discussed above for the three months ended January 31, 2002, the six months ended January 31, 2002 were significantly, negatively impacted by the events of September 11 as well as the general economic conditions.

For the six months ended January 31, 2002, sales of non-original equipment SONAR and combination SONAR/GPS navigation units decreased 5.4% as compared to the same period last year while unit sales for this product grouping decreased 14.6% year over year. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units decreased 12.0% compared to fiscal 2001.

Original equipment (OEM) SONAR sales to boat manufacturers declined 29.3% (from $1,862,000 to $1,316,000) on a 29.8% unit decrease as compared to the same period last year. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 4.7% of total sales as compared to 5.8% last year. Gross profit on OEM units decreased 39.9% compared to fiscal 2001 related to the decrease in overall sales as well as substitution of more expensive models to OEM customers due to the discontinued product models.

The iFinder, our new hand-held GPS, did not begin shipping until February and is, therefore, not reflected in the results for the six months ended January 31, 2002. The announcement of the iFinder reduced the sales of the existing hand-held GPS model prior to the February shipments of the iFinder. One of the remaining new products, which ships in March, is a stand-alone high volume, high margin GPS navigation unit. We discontinued the older model which resulted in a unit sales decrease of 74.3% for the older model in the six month period ended January 2002 compared to the same period last year. Stand-alone GPS navigation sales decreased 49.7% (from $4.8 million to $2.4 million) from last year on a 39.0% unit decrease. Sales for this product grouping represented 8.6% of total sales as compared to 15.2% last year. Gross profit on these units decreased 93.6% year over year. The gross profit was also negatively impacted by a marketing promotion that included a free hand-held GPS unit in connection with certain premium-priced SONAR sales to the ultimate consumer.

Accessory sales decreased 1.7% year over year while gross profit on accessory sales decreased 21.5% as a result of off-season accessory promotions related to our primary product sales at the annual Fall distributor shows.

Total net sales decreased by 11.8% for the six months ended January 31, 2002 as compared to the same period last year. Total unit sales decreased by approximately 20.4%.

For the six months ended January 31, 2002, gross profit decreased to 31.9% as compared to 36.7% for the same period last year.

Operating expenses decreased by $101,000 for the three months ended January 31, 2002 as compared to the same period last year. For the three months ended January 31, 2002, selling and administrative costs increased as a percentage of sales due to lower revenue year over year. As we neared the end of the new product development cycle, research and development expense decreased as a percentage of sales. For the six months ended January 31, 2002, selling and administrative and research and development expense increased as a percentage of sales due primarily to lower revenue year over year. Total operating expenses as a percentage of sales increased from 29.8% to 32.9% for the three months and from 35.5% to 40.0% for the six months ended January 31, 2002 compared to the same periods last year.

Interest expense was $115,000 and $59,000 lower, respectively, for the three and six months ended January 31, 2002 compared to the same periods last year.

The after-tax net loss for the three months ended January 31, 2002 was ($6,000) as compared to net income of $647,000 for the same period in fiscal 2001. The after-tax net loss for the six months ended January 31, 2002 was ($1,893,000) as compared to ($395,000) for the same period last year.

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

The Company has an overall $33.9 million financing package consisting of the revolving credit line discussed above and $7.4 million in term loans. At January 31, 2002, the term loans had a remaining balance of $3.6 million. In October 2001, the Company amended its financing package. The amendment allows for a temporary increase in the finished goods borrowing base under the revolving credit line not to exceed $1.5 million. This amendment was in effect until February 2002. As of January 31, 2002, there were no borrowings under this amendment. In addition, the amendment allowed for principal deferral on the term loan for the three month period ended in January 2002 with monthly principal payments of $155,000 plus interest from February 1, 2002 through July 1, 2002. As of August 1, 2002, the required payments will return to $103,000 plus interest. Under the terms of the October 2001 amendment, the interest rate was further increased from prime plus 1% to prime plus 2.0% during the period in which the temporary increase in the finished goods borrowing base was in effect. As there were no borrowings under this amendment at January 31, 2002, the rate returned to prime plus 1%, or 6.75%.

The Company was in compliance with all loan covenants at January 31, 2002.

Cash flows used in operations were ($.6 million) for the six months ended January 31, 2002 as compared to ($7.9 million) for the same period last year. Decreases in inventories and accounts receivable during the first half of fiscal 2002 resulted in the increased cash flow from operations compared to the same period last year.

Inventories as of January 31, 2002 were 10.9% lower than the same period in fiscal 2001 and 5.3% lower than July 31, 2001. Discontinued inventory was $1.2 million at July 31, 2001, declined to $.9 million at November 30, 2001, $.5 million at January 31, 2002 and was $.2 million as of February 28, 2002. All discontinued inventories are carried at expected realizable value. The Company expects the remaining inventory of discontinued products to be sold by the end of the fiscal year. Excluding the discontinued inventory of $.5 million, inventories would have been 13.2% lower than the same period last year and 7.8% lower than July 31, 2001. Management continues to monitor all inventories on a weekly basis via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and daily forecast versus inventory status reports. Management believes these processes are adequate and, while higher inventories created short-term liquidity issues during the first half of fiscal 2002, management believes the controls and processes in place will continue to reduce these inventories and address liquidity issues during the third quarter of fiscal 2002.

Management believes the sources of liquidity discussed above are adequate to satisfy the Company's current financing needs.

Quantitative and Qualitative Disclosure About Market Risk
---------------------------------------------------------

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate for the last six months would have had a negative after-tax impact of approximately $25,000. On an annualized basis, this would create an after-tax impact of approximately $54,000.

The Company is subject to foreign currency risk due to the location of its manufacturing facility in Mexico and sales from each of its distribution facilities in Canada and Australia, which are denominated in the local currency. Sales to other countries are denominated in US dollars. Although fluctuations have occurred in the Mexican Peso, the Canadian dollar and the Australian dollar, such fluctuations have not had a significant impact on the Company's financial statements taken as a whole. Future volatility in these exchange rates could have a significant impact on the Company's financial statements.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

..    Financial performance and cash flow from operations in fiscal 2002 are based on attaining current projections.

..    Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

..    Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" of the Company's most recent Form 10-K could have an adverse effect on expected results for the remaining year.

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

              Not applicable

Item 3.       Defaults upon Senior Securities
              -------------------------------

              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

On December 11, 2001, the Company's Annual Meeting of Stockholders was held. The matters presented to Stockholders and voted on at the meeting, and the results thereof, are as follows:

A. The Company's Stockholders elected the following Class III Directors for three-year terms. The voting results were as follows:


                                  Votes For    Votes Against        Abstaining
     Darrell J. Lowrance          3,192,190        87,624               0
     Peter F. Foley, III          3,192,190        87,624               0


B. The Company's Stockholders approved the 2001 Stock Option Plan. The voting results were as follows:

                                  Votes For    Votes Against        Abstaining
     Approval of 2001 Stock       2,293,846       307,557             2,300
     Option Plan


C. The Company's Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending July 31, 2002. The voting results were as follows:


                                  Votes For    Votes Against        Abstaining
     Ratification of appointment  3,210,759        68,435               620
     of independent accountants

Item 5.   Other Information
          -----------------

          The Board of Directors has authorized management to repurchase up to $1,000,000 of the Company's common shares, from time to time, for cash in the open market. The stock repurchase will be made in amounts and at times and prices to be determined by management.

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

     10.14 Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

     10.15 Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

     10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

     10.17 Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly

                    Barclays Business Credit, Inc.), which is incorporated herein by reference thereto.

          10.18 Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, which is incorporated herein by reference thereto.

          10.19 First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) previously filed as Exhibit 10.19 to the Company's 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

          10.22 Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.22 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.23 Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.24 Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.25 Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company's 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.26 Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.27 Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.28 Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.29 Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

          10.30 Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.30 to the Company's 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

          10.44 Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 25, 2001, which is incorporated herein by reference thereto.

          10.45 Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, which is incorporated herein by reference thereto.

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

                                          LOWRANCE ELECTRONICS, INC.


DATE:  March 13, 2002                     BY:  /s/ Darrell J. Lowrance
       --------------                     ----------------------------
                                          Darrell J. Lowrance,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



DATE:  March 13, 2002                     BY:  /s/ Douglas J. Townsdin
       --------------                     ----------------------------
                                          Douglas J. Townsdin
                                          Vice President of Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)