Form 10-Q
period 2002-04-30
LOWRANCE ELECTRONICS INC
filed 2002-06-12
CIK 804073

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                                   ----------

                         Commission File Number: 0-15240


                           LOWRANCE ELECTRONICS, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                           44-0624411
---------------------------                        ----------------------------
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

At April 30, 2002, there were 3,763,796 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets -
                      April 30, 2002 and 2001, and July 31, 2001.............              3

                  Consolidated Statements of Operations -
                      Three Months and Nine Months Ended
                      April 30, 2002 and 2001................................              4

                  Consolidated Statements of Cash Flows -
                      Nine Months Ended April 30, 2002 and 2001..............              5

                  Notes to Consolidated Financial Statements.................          6 - 8

     ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........         9 - 11

PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings..........................................             12

     ITEM 2.      Changes in Securities......................................             12

     ITEM 3.      Defaults Upon Senior Securities............................             12

     ITEM 4.      Submission of Matters to a Vote of Security Holders........             12

     ITEM 5.      Other Information..........................................             12

     ITEM 6.      Exhibits and Reports on Form 8-K...........................        12 - 16

     SIGNATURES       .......................................................             16

                           LOWRANCE ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            April 30,        April 30,         July 31,
                                                              2002             2001             2001
                                                          -------------    -------------    -------------
                                                           (Unaudited)      (Unaudited)
                                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $         983    $       1,052    $         694
     Accounts receivable, less allowances                        16,468           11,987            6,824
     Inventories                                                 12,164           23,411           18,852
     Current deferred income taxes                                  911              807            1,025
     Prepaid expenses                                             1,032              696              550
                                                          -------------    -------------    -------------

         Total current assets                                    31,558           37,953           27,945

PROPERTY, PLANT, AND EQUIPMENT, net                               7,040            7,611            7,672

OTHER ASSETS                                                         52               53               51

DEFERRED INCOME TAXES                                             1,339            1,965            1,958
                                                          -------------    -------------    -------------

                                                          $      39,989    $      47,582    $      37,626
                                                          =============    =============    =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                 $       1,975    $       1,826    $       1,897
     Accounts payable                                             4,744            8,424            5,708
     Accrued liabilities                                          4,217            4,597            3,726
                                                          -------------    -------------    -------------

         Total current liabilities                               10,936           14,847           11,331

LONG-TERM DEBT, less current
     maturities                                                  15,702           20,432           14,418

STOCKHOLDERS' EQUITY:
     Preferred stock, 230,000 shares authorized,
         none issued                                                 --               --               --
     Common stock, $.10 par value,
         10,000,000 shares authorized, 3,768,796
         shares issued, 3,763,796 outstanding                       377              377              377
     Paid-in capital                                              7,073            7,073            7,073
     Treasury stock                                                 (18)              --               --
     Retained earnings                                            6,362            5,267            4,838
     Other accumulated comprehensive income                        (443)            (414)            (411)
                                                          -------------    -------------    -------------

         Total stockholders' equity                              13,351           12,303           11,877
                                                          -------------    -------------    -------------

                                                          $      39,989    $      47,582    $      37,626
                                                          =============    =============    =============


   The accompanying notes are an integral part of these consolidated balance sheets.

                           LOWRANCE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                           ------------------------------    ------------------------------
                                              April 30,        April 30,       April 30,        April 30,
                                               2002             2001             2002             2001
                                           -------------    -------------    -------------    -------------
                                                   (in thousands)                    (in thousands)
NET SALES                                  $      32,689    $      23,282    $      60,789    $      55,132

COST OF SALES                                     19,722           14,357           38,852           34,508
                                           -------------    -------------    -------------    -------------

         Gross profit                             12,967            8,925           21,937           20,624

OPERATING EXPENSES:
     Selling and administrative                    6,766            5,916           16,573           15,703
     Severance and merger costs                       --              371               --              371
     Research and development                        454              742            1,891            2,252
                                           -------------    -------------    -------------    -------------

         Total operating expenses                  7,220            7,029           18,464           18,326
                                           -------------    -------------    -------------    -------------

         Operating income                          5,747            1,896            3,473            2,298
                                           -------------    -------------    -------------    -------------

OTHER EXPENSES:
     Interest expense                                419              504            1,180            1,324
     Other, net                                      (95)              25             (126)             234
                                           -------------    -------------    -------------    -------------

         Total other expenses                        324              529            1,054            1,558
                                           -------------    -------------    -------------    -------------

INCOME BEFORE
 INCOME TAXES                                      5,423            1,367            2,419              740

PROVISION FOR INCOME TAXES                         2,006              506              895              274
                                           -------------    -------------    -------------    -------------

NET INCOME                                 $       3,417    $         861    $       1,524    $         466
                                           =============    =============    =============    =============

NET INCOME PER SHARE
     BASIC                                 $         .91    $         .23    $         .40    $         .12
                                           =============    =============    =============    =============
     DILUTED                               $         .89    $         .23    $         .40    $         .12
                                           =============    =============    =============    =============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
     BASIC                                         3,766            3,769            3,768            3,769
                                           =============    =============    =============    =============
     DILUTED                                       3,826            3,769            3,791            3,769
                                           =============    =============    =============    =============

DIVIDENDS                                           NONE             NONE             NONE             NONE
                                           =============    =============    =============    =============

OTHER COMPREHENSIVE INCOME
 NET OF TAX:

FOREIGN CURRENCY TRANSLATION
 ADJUSTMENT                                           52              (82)             (32)            (118)
                                           -------------    -------------    -------------    -------------

COMPREHENSIVE INCOME                       $       3,469    $         779    $       1,492    $         348
                                           =============    =============    =============    =============


 The accompanying notes are an integral part of these consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (Note 4)

                                                                 Nine Months Ended
                                                              ----------------------
                                                               April 30,   April 30,
                                                                 2002        2001
                                                              ----------   ---------
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                $  1,524    $    466
     Adjustments to reconcile net income to net cash
              used in operating activities:
         Depreciation                                             1,561       1,443
         (Gain) loss on retirement of fixed assets                   (2)          2
         Change in unrealized foreign translation adjustment        (32)       (118)
     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable              (9,644)     (5,338)
         (Increase) decrease in inventories                       6,688     (12,134)
         (Increase) decrease in prepaids, deferred
             income taxes, and other assets                         250         (55)
         Increase (decrease) in liabilities and other              (473)      6,627
                                                               --------    --------

         Net cash used in operating activities                     (128)     (9,107)
                                                               --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                          (560)       (514)
     Proceeds from sales of property                                  3           2
                                                               --------    --------

     Net cash used in investing activities                         (557)       (512)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under line of credit                             50,724      60,003
     Repayments of borrowings under line of credit              (48,499)    (48,050)
     Treasury stock                                                 (18)         --
     Principal payments on term loans and capital
         lease obligations                                       (1,233)     (1,871)
                                                               --------    --------

         Net cash provided by financing activities                  974      10,082
                                                               --------    --------

         Net increase in cash and cash equivalents                  289         463

CASH AND CASH EQUIVALENTS - beginning of period                     694         589
                                                               --------    --------

CASH AND CASH EQUIVALENTS - end of period                      $    983    $  1,052
                                                               ========    ========


 The accompanying notes are an integral part of these consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    PRINCIPLES OF PREPARATION

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 2002, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K.

(2)    BALANCE SHEET DETAIL

       Inventories -

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     April 30,   April 30,    July 31,
                                                       2002        2001        2001
                                                     --------    --------    --------
                                                              (in thousands)
         Raw materials                               $  3,744    $  9,434    $  6,467
         Work-in-process                                1,395       1,684       2,574
         Finished goods                                 8,357      14,289      11,417
         Excess, obsolete and realization reserves     (1,332)     (1,996)     (1,606)
                                                     --------    --------    --------

         Total inventories                           $ 12,164    $ 23,411    $ 18,852
                                                     ========    ========    ========

Property, Plant, and Equipment, Net -

         Land                                        $    557    $    557    $    557
         Building and improvements                      5,041       5,044       5,050
         Machinery and equipment                       28,423      27,177      27,944
         Office furniture and equipment                 4,038       3,885       3,579
                                                     --------    --------    --------
                                                       38,059      36,663      37,130

         Less - accumulated depreciation              (31,019)    (29,052)    (29,458)
                                                     --------    --------    --------

         Net property, plant, and equipment          $  7,040    $  7,611    $  7,672
                                                     ========    ========    ========

Property, plant and equipment above includes the following amounts held in the Company's Mexico manufacturing facility:

         Land                                        $     --    $     --    $     --
         Building and improvements                      1,367       1,386       1,367
         Machinery and equipment                        8,531       8,502       8,492
         Office furniture and equipment                    46          38          46
                                                     --------    --------    --------
                                                     $  9,944    $  9,926    $  9,905

         Less - accumulated depreciation               (6,349)     (5,584)     (5,646)
                                                     --------    --------    --------

         Net property, plant, and equipment          $  3,595    $  4,342    $  4,259
                                                     ========    ========    ========

Capital lease borrowings of $369,000 are included in property, plant and equipment balances for the nine months ended April 30, 2002 as compared to $1,304,000 for the previous period. Total capital expenditures for the period, including capital lease borrowings were $929,000 as compared to $1,818,000 the previous period.

(3)    LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                       April 30,  April 30, July 31,
                                                         2002       2001      2001
                                                       --------- --------- ---------
                                                              (in thousands)
Revolving credit line                                   $13,006   $16,403   $10,780
Term loan                                                 3,133     4,085     3,776
Capitalized equipment lease obligations,
     payable in monthly installments of approximately
     $59,000 including interest at rates from 5.8%
     to 13.5%, with final payments ranging
     from March 2003 through December 2005                1,538     1,770     1,759
                                                        -------   -------   -------

                                                         17,677    22,258    16,315

Less - current maturities                                 1,975     1,826     1,897
                                                        -------   -------   -------

Total long-term debt                                    $15,702   $20,432   $14,418
                                                        =======   =======   =======

       Future maturities of the above debt obligations at April 30, 2002, are $2.0 million, $15.1 million, $.3 million and $.3 million for the years ending April 30, 2003 through 2006, respectively.

       At April 30, 2002, the Company had a $33.9 million financing package which consisted of $7.4 million in term loans together with a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At April 30, 2002, the Company had $3 million available under the revolving credit line. The interest rate on the financing package is prime plus 1.0%, which was 5.75% as of April 30, 2002.

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

       The Company was in compliance with all debt covenants at April 30, 2002.

       In October 2001, the Company amended its financing package. The amendment allowed for principal deferral on the term loan for the three month period ended January 2002 with the monthly principal increased during the period February 2002 through July 2002. The payments will return to $103,000 per month, plus interest, effective in August 2002.

       The terms of the debt agreement include a commitment fee based on the unused portion of the bank credit line in lieu of compensating balances.

       The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)    CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the nine months ended April 30, 2002, and April 30, 2001, the Company paid interest of approximately $1.2 million and $1.3 million, respectively.

(5)    SEVERANCE AND MERGER COSTS

       The Company incurred no merger costs during the nine months ended April 30, 2002 as compared to $.4 million during the nine months ended April 30, 2001.

(6)    OPERATING SEGMENTS

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

(7)    FOOTNOTES INCORPORATED BY REFERENCE

       Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on October 23, 2001. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

                 Note                     Description
                 ----                     -----------
                  1     Business and Summary of Significant Accounting Policies
                  4     Leases
                  5     Stockholders' Equity and Related Items
                  6     Retirement Plans
                  7     Income Taxes

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the second quarter 10-Q, of the eleven new SONAR/GPS products announced at ICAST 2001, only four began shipping prior to the third quarter. The remaining seven products began to ship during the third quarter. These seven products include our largest volume price point SONAR units and two GPS units. The new GPS units are the iFinder, a hand-held unit, and a high volume, high margin GPS navigation unit. These new products are the primary reason for the period over period increased sales which are discussed in more detail below.

Three Months Ended April 30, 2002 - Sales and Margin

Total net sales increased by 40.4% for the three months ended April 30, 2002 as compared to the same period last year. Total unit sales increased by approximately 57.0%. For the three months ended April 30, 2002, gross profit margin increased to 39.7% as compared to 38.3% for the same period last year.

For the three months ended April 30, 2002, sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 47.3% as compared to the same period last year while unit sales for this product grouping increased 64.3% year over year. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 36.2% compared to fiscal 2001.

Stand-alone GPS navigation sales increased 49.1% from last year on a 72.2% unit increase. Gross profit on these units increased 23.5% year over year.

Accessory sales increased 8.2% year over year while gross profit on accessory sales decreased 13.1% as a result of accessory promotions.

Original equipment (OEM) SONAR sales to boat manufacturers declined 4.3% as compared to the same period last year, while unit sales increased 2.6% year over year. The original equipment market is slowly recovering from the major decrease in boat sales which occurred as a result of the general economic downturn. Original equipment SONAR sales were 2.8% of total sales as compared to 4.1% last year. Gross profit on OEM units decreased 50.9% compared to fiscal 2001 related primarily to the substitution of more expensive models to OEM customers due to discontinued product models. Gross profit on OEM units was .8% of total gross profit as compared to 2.4% last year.

Nine Months Ended April 30, 2002 - Sales and Margin

Total net sales increased by 10.3% for the nine months ended April 30, 2002 as compared to the same period last year. Total unit sales increased by approximately 9.3%. For the nine months ended April 30, 2002, gross profit margin decreased to 36.1% as compared to 37.4% for the same period last year.

For the nine months ended April 30, 2002, sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 17.7% as compared to the same period last year while unit sales for this product grouping also increased 17.7% year over year. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 9.0% compared to fiscal 2001.

Stand-alone GPS navigation sales decreased 19.0% (from $7 million to $5.7 million) from last year on a 6.4% unit decrease. Sales for this product grouping represented 9.3% of total sales as compared to 12.7% last year. Gross profit on these units decreased 53.1% year over year. The gross profit was negatively impacted by an off-season marketing promotion that included a free hand-held GPS unit in connection with certain premium-priced SONAR sales to the ultimate consumer.

Accessory sales increased 3.2% year over year while gross profit on accessory sales decreased 23.3% as a result of accessory promotions.

Original equipment (OEM) SONAR sales to boat manufacturers declined 20.9% on a 19.0% unit decrease as compared to the same period last year. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 3.6% of total sales as compared to 5.1% last year. Gross profit on OEM units decreased 43.8% compared to fiscal 2001 related to the decrease in overall sales as well as substitution of more expensive models to OEM customers due to the discontinued product models. Gross profit on OEM units was 1.6% of total gross profit as compared to 3.0% last year.

Three Months and Nine Months Ended April 30, 2002 - Expenses and Income

Operating expenses increased by $191,000 for the three months ended April 30, 2002 as compared to the same period last year. For the three months ended April 30, 2002, selling and administrative costs decreased as a percentage of sales due to higher revenue year over year. Research and development expenses decreased as a percentage of sales as we completed the fiscal 2002 product development cycle and have just begun the fiscal 2003 product development cycle. At the conclusion of the product development cycle, the design engineers actively participate in the introduction of the new products into manufacturing. Therefore, the expenses associated with their activities become part of the manufacturing costs as opposed to research and development costs. Due to the hiring of additional engineers in the third quarter, we averaged two more engineers in the current fiscal quarter compared to last year's third quarter. Subsequent to the end of the third quarter two more engineers were hired. For the nine months ended April 30, 2002, selling and administrative expenses decreased as a percentage of sales due primarily to higher revenue year over year and research and development expenses decreased as a percentage of sales related to the new product development cycle previously discussed. Total operating expenses as a percentage of sales decreased from 30.2% to 22.1% for the three months and from 33.2% to 30.4% for the nine months ended April 30, 2002 compared to the same periods last year.

Interest expense was $85,000 and $144,000 lower, respectively, for the three and nine months ended April 30, 2002 compared to the same periods last year.

Net income for the three months ended April 30, 2002 was $3,417,000 as compared to net income of $861,000 for the same period in fiscal 2001. The net income for the nine months ended April 30, 2002 was $1,524,000 as compared to $466,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit, and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million.

The Company has an overall $33.9 million financing package consisting of the revolving credit line discussed above and $7.4 million in term loans. At April 30, 2002, the term loans had a remaining balance of $3.1 million. In October 2001, the Company amended its financing package. The amendment allowed for principal deferral on the term loan for the three month period ended in January 2002 with monthly principal payments of $155,000 plus interest from February 1, 2002 through July 1, 2002. As of August 1, 2002, the required payments will return to $103,000 plus interest.

The Company amended its financing package in March 2002 prior to the announcement of the stock buyback program. The amendment entailed minor changes specifically to allow the stock buyback program. As of April 30, 2002, the Company had purchased 5,000 shares for approximately $18,000. These shares are reflected as Treasury Stock on the Consolidated Balance Sheet.

The Company was in compliance with all loan covenants at April 30, 2002.

Cash flows used in operations were ($.1 million) for the nine months ended April 30, 2002 as compared to ($9.1 million) for the same period last year. Higher net income and decreases in inventories during fiscal 2002 resulted in the increased cash flows from operations compared to the same period last year.

Inventories as of April 30, 2002 were 48.0% lower than the same period in fiscal 2001 and 35.5% lower than July 31, 2001. Discontinued inventory was $1.2 million at July 31, 2001, declined to $.9 million at November 30, 2001, $.5 million at January 31, 2002 and was $.05 million as of April 30, 2002. All discontinued inventories are carried at expected realizable value. The Company expects the remaining inventory of discontinued products to be sold by the end of the fiscal year. Management continues to monitor all inventories on a weekly basis via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and daily forecast versus inventory status reports. Management believes these processes are adequate.

Management believes the sources of liquidity discussed above are adequate to satisfy the Company's current financing needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate for the last nine months would have had a negative after-tax impact of approximately $38,000. On an annualized basis, this would create an after-tax impact of approximately $48,000.

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

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

              Not applicable

Item 2.       Changes in Securities

              Not applicable

Item 3.       Defaults upon Senior Securities

              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable

Item 5.       Other Information

              Not applicable

Item 6.       Exhibits and Reports on Form 8-K

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

                 10.32 Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, which is incorporated herein by reference thereto.

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

                 10.37 Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flourie Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, which is incorporated herein by reference thereto.

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

                 10.46 Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002, by and between the Company and Fleet Capital, filed herewith.

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


DATE:  June 12, 2002                   BY:  /s/ Darrell J. Lowrance
       -------------                   ----------------------------
                                       Darrell J. Lowrance,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



DATE:  June 12, 2002                   BY:  /s/ Douglas J. Townsdin
       -------------                   ----------------------------
                                       Douglas J. Townsdin
                                       Vice President of Finance and
                                         Chief Financial Officer
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.46           Fourteenth Amendment to Loan and Security Agreement dated
                 March 11, 2002, by and between the Company and Fleet Capital, filed herewith.