Form 10-K
period 2002-07-31
LOWRANCE ELECTRONICS INC
filed 2002-10-17
CIK 804073

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended July 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _____________ to _____________

                         Commission File Number: 0-15240

                           LOWRANCE ELECTRONICS, INC.
                           --------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. [ ]

               Aggregate Market Value of the Voting Stock Held By
                 Non-Affiliates on October 16, 2002 - $7,197,535

                        Number of Shares of Common Stock
                   Outstanding on October 16, 2002 - 3,761,196

                       DOCUMENT INCORPORATED BY REFERENCE
          Proxy Statement for Annual Meeting of Stockholders to be held
                          December 10, 2002 - Part III

                                    FORM 10-K

                Annual Report for Fiscal Year Ended July 31, 2002

                           LOWRANCE ELECTRONICS, INC.

                                                                                   Page
                                                                                   ----
                                Table of Contents

                                     PART I

Item 1.        Business ...........................................................   1

Item 2.        Properties .........................................................  18

Item 3.        Legal Proceedings ..................................................  18

Item 4.        Submission of Matters to a Vote of Security Holders ................  18

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters ................................................  18

Item 6.        Selected Financial Data ............................................  20

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations ................................  21

Item 7a.       Quantitative and Qualitative Disclosures About
               Market Risk ........................................................  28

Item 8.        Financial Statements and Supplementary Data ........................  29

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ................................  29

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant .................  29

Item 11.       Executive Compensation .............................................  29

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management .....................................................  29

Item 13.       Certain Relationships and Related Transactions .....................  29

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K ................................................  29
                                                                        and F-1 to F-23
Signatures ........................................................................  37

Certifications ....................................................................  38

                           LOWRANCE ELECTRONICS, INC.
                                  ANNUAL REPORT
                        FOR THE YEAR ENDED JULY 31, 2002


                                     PART I

Item 1. Business

General (For this Annual Report, the term "Company" refers to Lowrance Electronics, Inc., including its subsidiaries and its predecessors, unless the context indicates otherwise.)

         Founded in 1957, incorporated in 1958 and re-organized as a Delaware corporation in 1986, the Company, today, remains the world leader in the design, manufacture, and sales of SPORTFISHING SONAR (also known as fish finders or depth finders) and GLOBAL POSITIONING SYSTEMS (GPS/Mapping). The Company commands almost 50% of the total worldwide annual unit sales of sportfishing SONAR through dual-brand marketing of its "Lowrance" and "Eagle" trade names. In support of those two brands, the Company also markets a complete line of related accessories (200 kHz single and 50/200 kHz dual-frequency transducers, temp/speed/distance sensors, mounting systems, GPS+WAAS receiver/antennas, detailed CD-ROM mapping software, SONAR/GPS computer interfaces, rewritable Multi-Media Cards (MMC) and Secure Digital (SD) cards, MMC/SD card readers, along with a variety of cables/connectors, etc.). The Company's SONAR instruments are used primarily by sports fishermen to: detect underwater structure, thermoclines, schools of baitfish, and individual game fish; determine bottom depth as well as bottom composition/hardness; and display water surface temperature, trolling speed and distance traveled readings. Fishermen and boaters also utilize the Company's SONAR products as critical navigational and safety devices for determining bottom depth in lakes, rivers, coastal and offshore waters. The Company's 12-parallel channel GPS+WAAS receiver/antennas offer consumers faster satellite lock-ons and more accurate GPS navigation, fully enabled for user-selectable reception of the Federal Aviation Administration's Wide Area Augmentation System (WAAS) satellite signals which provide enhanced positional accuracy to 10 feet or less in select areas of the U.S.A. Whether using the built-in custom background map, or the Company's exclusive MapCreate(TM) CD-ROM detailed mapping software, or compatible Navionics(R) XL and HotMaps(TM) digitized electronic mapping charts, fishermen and boaters can determine precisely where they are relative to landmarks on the maps, then see exactly what is under their boats as well. Several products offer combined SONAR/GPS+WAAS mapping capabilities; others provide stand-alone SONAR or GPS+WAAS capabilities. Some models are gimbal-mounted in brackets; some can be panel-mounted in a console; and others are hand-held products. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as fishing, boating, hunting, camping/backpacking, RV/off-road vehicles, aviation and automobile navigation. The Company's SONAR and GPS products are marketed primarily through retail outlets, mail-order catalogs, mass merchants, wholesale distributors, dealers and original equipment boat manufacturers (OEMs), in all fifty states and in forty-seven foreign countries.

         The Company's principal U.S. corporate offices are located at 12000 East Skelly Drive, Tulsa, Oklahoma 74128, and the main telephone number is
918.437.6881. The corporate offices encompass: Engineering, Sales and

Marketing, Order Management, Customer Service, Product Warranty and Repair, Purchasing, Accounting, Warehouse/Distribution, and LEI Extras, Inc. (accessory sales). Over 200 professional staff and management personnel are employed at the Tulsa corporate facility. The Company's principal manufacturing facility, Electronica Lowrance, is located in Ensenada, Mexico, approximately 80 miles south of San Diego, California. There are approximately 600 manufacturing and production support personnel at the Ensenada facility.

Products

         The Company's dual-brand product lines consist primarily of SONAR and GPS+WAAS MAPPING navigational products, along with popular accessories for both brands and product categories.


SONAR Systems

         The components of a typical SONAR (SOund Navigation And Ranging) system are: (1) A SONAR HEAD UNIT with LCD display, keypad and internal circuitry including a transmitter and receiver; (2) A TRANSDUCER (which transmits and receives sound waves through the water); and (3) A POWER SOURCE (i.e., the 12-volt marine battery already installed on most boats). The head unit is connected by cable to the transducer which is often mounted on the transom of a boat or banded to a trolling motor, so that when in use, the transducer is always slightly beneath the surface and has a smooth flow of water around it. The head unit containing the transmitter, receiver and display is normally mounted on the console (gimbal bracket or panel mount) where it can be easily viewed by the boat operator. Frequently, a second SONAR head unit is mounted on the bow near the trolling motor so the angler can observe the fish finder clearly when fishing from the forward deck. The SONAR components work together by first generating an electrical impulse in the transmitter, then converting that energy into sound waves in the transducer and transmitting those ultrasonic pulses down through the water. When the sound waves strike objects such as the bottom, an underwater structure, a shipwreck, a school of baitfish or an individual game fish - they rebound, creating echoes. The transducer converts the echoes back into electrical impulses which are sent to the receiver. The receiver processes the impulses and translates the information into graphic images displayed on the LCD for use by the boater. This sounding process repeats itself many times per second, each time at a slightly different location (assuming the boat is moving), instantly and accurately painting detailed pictures of the underwater world by combining the results of numerous soundings. The ensuing SONAR images are extremely helpful to anglers and boaters in their interpretation of suspended targets, thermoclines (temperature inversions within the vertical water column), fish-attracting structure, and the composition and hardness of the bottom.

         The Company's SONAR products are extremely durable, completely waterproof and are designed to withstand harsh saltwater environments, including the shock and vibration encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open to direct sun and are subject to shock, rain, salt spray and temperature extremes that constantly test the durability of a SONAR unit. The Company's products are also designed specifically for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth, and location of individual game fish, depth of thermoclines, or underwater structures, rather than the location of large schools of fish. The Company's SONAR units are designed for and used by both freshwater and saltwater sports fishermen and boaters. The Company's SONAR models can typically utilize a variety of transducers manufactured by the Company in different sizes, shapes, frequencies and beam angles, to fit all types of boats and for every deep and shallow water application. The Company's SONAR instruments are distinguished primarily by the types of their displays. Today, the vast majority of its products utilize graphic liquid crystal displays (LCDs), either in monochrome using multiple levels of gray scale, or in color employing up to 256 colors.

Graphic Liquid Crystal Display (LCD) SONAR - The Company was the first to employ LCD technology with regard to LCD use in SONAR products and was also the first to utilize high-resolution, high-contrast, Film SuperTwist LCD technology, which, when incorporated into its SONAR instruments, provides the very best target detail and separation in the industry. By 2002, all the Company's entry-level to advanced monochrome SONAR products sold under both trade names had Film SuperTwist displays. Also during 2002, the Company expanded its popular new family of (LC)X-15 and (LC)X-16 SERIES big-screen, high-performance Monochrome Transflective (MT) and Color Illuminated (CI), TFT (Thin Film Transistor) Lowrance LCD products. Patterned after the legendary performance qualities of their X-15 and X-16 paper graph ancestors, these LCD products feature up to 7" diagonal, 640 x 480 pixel screens (over 307,000 total pixels), offering exceptional levels of resolution and readability. The (LC)X-15CI and
(LC)X-16CI models feature full 256-color displays with programmable color palettes to match the viewing preferences of individual users. These high-detail units, typically, will separate individual fish suspended less than 1" apart. In addition, they offer another Lowrance "industry first": paper-free record/play capabilities with standard reusable, compact digital Multi-Media Cards (MMC) or Secure Digital (SD) memory cards, available in 8MB to 128MB memory capacities. The large-screen color Lowrance LCD, the (LC)X-16CI, received the prestigious "BEST OF SHOW AWARD" at ICAST.

         During fiscal 2002, the Company began production of 4 NEW LOWRANCE 200 kHz SONAR LCD products, announced previously at major industry trade shows: the X51, X71, X91 and LMS-240. These products offer exceptional features for their suggested retail prices (SRP). For example, at a $199 SRP, the entry-level X51 SONAR has a 240 x 160 pixel LCD; a FishReveal(TM) feature with 10-levels of gray scale to show fish hidden in surface clutter, weed beds and other types of underwater cover; a full-screen FasTrack(TM) display; HyperScroll(TM) to enhance the display of fish targets at higher boat speeds; a brand new 200 kHz Skimmer(R) transducer with an integrated water temp sensor; a sporty new case design; and 1500 watts of peak-to-peak transmit power, producing depth capabilities to 800 feet. At an upper-middle price point, the LMS-240 ($579
SRP), a combo SONAR/GPS+WAAS mapping unit, offers even more impressive features: a new compact case design; 3,000 watts of peak-to-peak transmit power; depth capability to 1,000 feet; built-in temp sensor; FishReveal(TM); HyperScroll(TM); and one waterproof slot for reusable digital MMC/SD cards to record/play SONAR graphs (like the big-screen, top-of-the-line units) and to display optional MapCreate(TM) and Navionics(R) detailed maps from MMC/SD cards; and a high-impact protective cover to guard the screen and keypad when not in use.

         In fiscal 2002, the Lowrance iFINDER(TM) hand-held, portable GPS+WAAS mapping unit began shipping. This popular hand-held navigation instrument is small enough to carry in a shirt pocket, yet has a large, easy-to-read LCD display with backlighting for night use. The iFINDER(TM) offers several advantages to the outdoors enthusiast - custom built-in background map, as well as the option of user-created, higher-detailed maps from Lowrance's exclusive MapCreate(TM) CD-ROM mapping software. Users simply create the maps they want and download from a PC to a reusable MMC/SD memory card, with the ability to instantly expand the unit's record memory with the insertion of a single 8MB to 128MB card. Purchasers can also personalize the "look" of their iFINDER(TM) with colorful FaceOffs(TM) covers in red, yellow, blue, camouflage and black. The iFINDER has internal memory capable of storing up to 1,000 waypoints, 1,000 event markers, 100 routes and 10 plot-trails (up to 10,000 points per trail).

         Also during fiscal 2002, the Company began distribution of 6 NEW EAGLE 200 kHz SONAR LCD products, all with new platinum gray cases: three new entry-level sonar units in the FISHEASY(TM)2 SERIES (FishEasy(TM) 2, FishEasy(TM) 2T, and FishEasy(TM) 2 Portable), all with 240 x 160 pixel screens and 1500 watts of peak-to-peak transmit power - priced from $129 - $149 SRP; next was the TRIFINDER(TM)2 SONAR (with the same high resolution LCD screen and transmit power), but producing the widest underwater coverage yet - up to 150(Degrees), when using high sensitivity settings; the FISHMARK(TM)160 was the new mid-priced 160 x 160 pixel SONAR with great versatility; and finally, the FISHMARK(TM)240, was the top-of-the-line new Eagle SONAR and offered a 240 x 240 pixel, high-resolution LCD screen that produces superb target detail.

         In addition to these products, late in the 4th quarter of fiscal 2002 at ICAST, the Company announced to the trade 3 EXCITING NEW ENTRY-LEVEL EAGLE 200 kHz SONAR LCD products for fiscal 2003: The new CUDA(TM) 128, at an unbelievably low $79.99 SRP - and the CUDA(TM) 168, at only $99.99 SRP. Also, a new PORTABLE version of the Cuda(TM) 128 will be available at a $119.99 SRP. These products, with their impressive lists of performance features, will be positioned to entry-level anglers as "PUTTING MORE BITES IN YOUR FISHING, FOR THE SMALLEST CHUNK OUT OF YOUR WALLET!" For example, the Cuda(TM) 168 will offer depth capabilities to 600 feet and will feature a high-contrast, highly-readable 168 vertical pixel Film SuperTwist display. Both models will have built-in water temp sensors in their transducers, producing accurate surface water temp readings. They will provide exceptional fishing advantages to price-conscious anglers worldwide.

         In a strategic plan to gain additional competitive advantage within its SONAR and GPS markets, the Company delayed the internal announcement of its ADDITIONAL NEW 2003 Lowrance and Eagle product lineups to its salesmen, dealers and distributors until the 1st quarter of fiscal 2003. At a National Sales Meeting held in September of 2002 in Tulsa, OK, the Company PREMIERED OVER 25 new Lowrance and Eagle products, many of which will begin shipping around the first of calendar year 2003. For EAGLE, in addition to the Cuda(TM) 128 and 168 models, the other innovative new products for 2003 will include: the CUDA(TM) 168EX, the first Eagle, wide-screen (4.5" diagonal), entry-level fish finder ($119.00 SRP); the FISHMARK(TM) 320 (320 x 320 pixel LCD, high-performance sonar with an extremely affordable $199.99 SRP); a new combo sonar/GPS+WAAS, the FISHELITE(TM) 320 ($449.99 SRP), will also produce superb picture resolution and will incorporate for the first time in an Eagle product the digital record/play capability permitting consumers to create custom detailed mapping on MMC/SD memory cards, or to use optional Navionics(R) XL and HotMaps(TM) electronic charts; a brand new stand-alone Eagle GPS+WAAS mapping unit for 2003, the INTELLIMAP(TM) 320 ($349.99 SRP), was revealed. And an entirely new series of deep-water, 50/200 KHZ, DUAL-FREQUENCY SONAR and

SONAR/GPS+WAAS models have been announced to meet the needs of the U.S. coastal and Great Lakes markets: Eagle SEAFINDER(TM) 240DF ($179.99 SRP), SEAFINDER(TM) 320DF ($239.99 SRP), and the combo SONAR/GPS+WAAS, SEACHARTER(TM) 320DF ($499.99
SRP). The "DF" suffix denotes dual-frequency capability. The Company expects these new Eagle products to have great market appeal, especially considering their superbly affordable price-points.

         For the LOWRANCE brand, the new fiscal 2003 product announcements included OVER 15 NEW PRODUCTS: the all-new low-cost, entry-level X47 fish finder with 168 vertical pixels ($129.00 SRP) and a wider-screen version, the X47EX ($169.00 SRP); the new X87 SONAR with a 320 x 320 pixel LCD; the high-powered X97 SONAR with 3000 watts of transmit power and cold-cathode backlighting; the new combo SONAR/GPS+WAAS model; the LMS-320 with 320 x 320 resolution, record/play capability, code-cathode backlighting and high-power with depths to 1,000'; plus 3 new large-screen, sunlight viewable LCX Series products -
(LC)X-18C color SONAR with GPS+WAAS capability and a 6" diagonal, 1/4 VGA, TFT display; the (LC)X-19C color SONAR with GPS+WAAS capability and a 7" diagonal full VGA, TFT display viewable even in the brightest direct sunlight; and the first commercial-sized 10.4" MEGA-SCREEN, COMBO SONAR/GPS+WAAS unit from Lowrance, the (LC)X-104C ($2,499.00 SRP); and five new stand-alone, bracket-mounted GPS+WAAS/mapping units - the compact-sized, GLOBALMAP(R) 3200 with 5" diagonal Film SuperTwist monochrome display; the 7" diagonal, big-screen monochrome, GLOBALMAP(R) 4000; the 6" diagonal, color TFT model, the GLOBALMAP(R) 5000; the 640 x 480 pixel, super high-res, 7" full VGA color, GLOBALMAP(R) 6000; and the new GLOBALMAP(R) 7000, with an extremely bright, sunlight viewable, 10.4" diagonal, high-res color, TFT display with adjustable color palette. The LCX SONAR models are all capable of 50/200 kHz, dual-frequency operation, and produce up to 8,000 watts of peak-to-peak power resulting in depth capabilities to 3,000 feet and beyond. The combo SONAR/GPS+WAAS and stand-alone mapping units offer the convenience of multiple mapping sources: 1)- All-new, enhanced, built-in background map of the continental U.S.A. and Hawaii, featuring over 60,000 navigational aids and 10,000 wrecks and obstructions in coastal and Great Lakes waters, along with metro area, major streets/highways and interstate exit services; 2)- User-created, custom detailed map segments from optional MapCreate(TM) CD-ROM software which includes over 700,000 Points-of-Interest (marinas, restaurants, hotels, airports, emergency services and more) downloaded from PC to rewritable MMC/SD memory cards; and 3)- Optional Navionics(R) XL and HotMaps electronic charts that include depth contour lines, real-time tide and current data, and more.

         Completing the Company's new fiscal 2003 product announcements for Lowrance are 4 NEW compact-sized, highly affordable, DUAL-FREQUENCY, monochrome LCD models to appeal to coastal markets: the X58DF, a 240 x 160 pixel unit ($229.00 SRP) including water temp/boat speed/distance readings; the X88DF, a 320 x 320 pixel model, also with built-in temp/speed/distance readings; the X98DF, 320 x 320 pixel, high-powered unit with deep water capabilities down to 2,500 feet; and the new LMS-320DF COMBO SONAR/GPS+WAAS mapping unit with record/play, MMC/SD memory card capability and temp/speed/distance readings. All these new low-to-mid-priced, 50/200 kHz dual-frequency models from Lowrance will bolster new sales to fishermen and boat owners in coastal areas, providing both excellent shallow and deep-water performance.

         The Company's LCD products incorporate numerous technological advancements such as Advanced Signal Processing (ASP(TM)), which constantly monitors boat speed, water conditions and other sources of interference, and automatically adjusts all crucial SONAR settings for the best pictures possible and the best performance for nearly all situations, whether a boat is trolling or traveling at high speed. The Company's patented, low-profile Skimmer(R) transducers identify fish out to 60(Degrees) with high sensitivity settings, and perform well at boat speeds up to 70 mph. The Company's GRAYLINE(R) and COLORLINE(TM) innovations clearly separate fish and vital structure, on or near the bottom, from the true bottom and also help define changes in bottom hardness and composition. All of the Company's SONAR models utilize computer technology and are keyboard controlled. The LCD models graphically display the bottom contour, fish, and other underwater targets on an LCD and digitally display the water depth. Several models can also display digital readings for the surface temperature of the water, boat trolling speed and distance traveled. The Company's new entry-level to lower mid-range LCD SONAR products will feature from 128 to 240 vertical pixel screens and from 800 to 1500 watts of peak-to-peak power, producing depth capabilities from 600 to 800 feet or more. These products are normally priced in the $79 to $200 SRP range. The mid to upper-middle range products typically offer larger, 240 to 320 vertical pixel LCD displays and power outputs from 1,500 to 3,000 watts peak-to-peak, with depth capabilities from 800 to 1,000 feet. These units are typically priced in the $199 to $450 SRP range.

         The top-of-the-line, large-screen LCX Lowrance units feature 240 to 480 vertical pixel and 320 to 640 horizontal pixel LCDs. These advanced models, with screen sizes from 6" to 10.4" diagonally, retail from $799 to $2,499, depending on whether they are packaged as SONAR-only or as combo SONAR/GPS+WAAS mapping instruments. Between its Lowrance and Eagle brands, the Company will market approximately 27 LCD SONAR MODELS in fiscal 2003, including 3 color units. In addition, a projected 6 LCD, GPS+WAAS, stand-alone mapping units will be offered, including 3 color models.

Other SONAR Types - The Company's other SONAR types include FLASHER models and DIGITAL models. Flashers were the first type of SONAR products designed and manufactured by the Company in 1957. The basic display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a SONAR signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital SONAR units are marketed and used solely to determine water depth which is depicted only by a digital depth readout displayed on an LCD. The flasher and digital SONAR models have varying depth capabilities ranging from 300 feet for flashers to 400 feet for digital units and range in retail price from approximately $140 to $300.

Global Positioning System (GPS) - The U.S. Department of Defense's Global Positioning System offers worldwide navigational data for users via a constellation composed of up to thirty-one, block II satellites. The system provides precise global navigation for land, water, and air applications delivering constant updates of an individual or object's position in latitude, longitude, and altitude. Additionally, GPS measures speed and direction of travel.

Wide Area Augmentation System (WAAS) GPS - In recent years, the Federal Aviation Administration (FAA) began installation of an enhancement to the GPS system primarily for avionics use in the United States. Called WAAS, for Wide Area Augmentation System, the new navigational data produced, improves the level of GPS accuracy to approximately 1-3 meters, including enhanced altitude readings, which are particularly beneficial to general aviation and commercial pilots. Eventually, America's WAAS system will be comprised of several geostationary satellites. Currently, however, only two satellites are installed and functional, providing GPS coverage primarily to the coastal areas of the U.S. Consequently, the system is only effective in select areas of America. While other countries have similar WAAS systems planned for the future, they are far from complete today; so it is important to remember that, WAAS is not available worldwide as is the U.S. Department of Defense (DOD) system. With an eye to the future; however, beginning in fiscal 2002, the Company announced that all of its new 12-parallel channel Lowrance and Eagle GPS-mapping products will offer WAAS as well as the standard worldwide DOD GPS system. The choice will be left completely to the user, via a simple menu selection.

         The Company has always been a leader in the development of marine navigational technology and related products, including GPS, and was the first to introduce a 5-parallel channel hand-held GPS model for both the marine and general outdoor sports markets. By fiscal 1997, the Company's GPS technology had evolved exclusively into 12-parallel channel marine, outdoors and general aviation receivers for even faster satellite lock-ons and greater accuracy. The Company's popular GPS products now utilize much smaller antennas and have become considerably more user-friendly. Added to these important advantages is the Company's digitized mapping technology. Whether users choose to rely on the all-new, enhanced built-in custom Lowrance background map loaded into every mapping product at no extra cost - or if they choose to purchase the optional MapCreate(TM) GPS Accessories Pack with detailed mapping CD-ROM software, rewritable MMC memory card, and PC computer MMC/SD card reader, consumers will be able to pinpoint their locations precisely on their GPS maps using landmark references, including surrounding shorelines, roads and streets and over 700,000 Points-of-Interest to include marinas, restaurants, hotels, airports, emergency services, and more. With the Company's combination SONAR/GPS+WAAS mapping models, fishermen and boaters can pinpoint their location on the map, see precisely what targets are under their boats, and mark their favorite spots as well as recording up to 1,000 waypoints, 1,000 event markers (with 42 different icons), 100 routes and 10 plot-trails with up to 10,000 points per trail. This critical stored data remains safe and accessible for decades, permitting users to return to their previously recorded adventure spots or to repeat specific journeys with great ease at any time in the future.

SONAR and GPS Accessories

         The Company also markets a full line of accessories through its subsidiary, LEI Extras, Inc. Primary accessory items consist of transducers (50kHz, 192kHz, 200kHz and 50/200kHz dual-frequency), water temperature and boat speed sensors, cables (power, transducer, and GPS), portable power packs, ice fishing accessories, GPS antenna/receivers, detailed mapping CD-ROM software, rewritable digital Multi-Media Cards (MMC), PC computer MMC/SD memory card readers, power adapter cables, and various mounting brackets, all of which are used in conjunction with the Company's SONAR and GPS products.


Product Sales

         The following table sets forth the percentage of total sales of SONAR, GPS and OTHER products sold by the Company over the past three fiscal years.


                                                 PERCENT OF TOTAL PRODUCT SALES
                                                 ------------------------------
                                                  2000        2001        2002
                                                 ------      ------      ------
SONAR & SONAR/GPS combos                           73.8%       74.5%       76.2%
GPS (Hand-held & stand-alone)                      14.4        12.2         9.2
Other                                              11.8        13.3        14.6
                                                 ------      ------      ------
           TOTAL:                                 100.0%      100.0%      100.0%
                                                 ======      ======      ======

Product Distribution

         The Company markets its products under two trade names, "Lowrance" and "Eagle". Sales of Lowrance products, as a percentage of total sales were approximately 52% in 2000, 54% in 2001, and 54% in 2002.

         The Lowrance line in both SONAR and GPS, with its large selection of interchangeable transducers and its more extensive features, is intended for the more sophisticated user. The wide choice of transducers available with Lowrance SONAR models allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, cone angle and frequency to meet the angler or boater's specific needs. The Company now packages many of its Lowrance and Eagle SONAR units with its patented Skimmer(R) models, a series of high-performance transducers that are suitable for use on nearly all types of boat hulls. These sleekly designed transducers slice cleanly through the water, performing well at boat speeds up to 70 mph. Lowrance customers can; however, exchange their Skimmer(R) transducers for credit toward a different model if it better meets their specialized requirements for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance SONAR unit. To this end, the Company sells its Lowrance line primarily to retailers, wholesalers, and boat manufacturers the Company believes have sufficient knowledge of the installation, use, and service of the Lowrance line and can communicate such expertise to their customers. As of July 31, 2002, the Company had approximately 2,000 wholesalers and retailers purchasing products in the Lowrance line. A SONAR Installation Subsidy (SIS) is offered as a means of sharing the cost of the installation to authorized dealers that sell and install Lowrance products and generating additional income for the dealers. The Company believes that over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct fishermen and boat owners as to their products' effective use. Terms of payment for products in the Lowrance line vary, based on the time of the season, with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

         The Eagle line is sold primarily through mass merchants, mail-order catalog companies, retail sporting goods stores, and wholesalers that do not usually provide technical assistance to the consumer regarding the installation and operation of SONAR and GPS products. Recognizing that special assistance will not be available, as to the selection of an appropriate transducer or the operation of an Eagle SONAR or GPS, the Company pre-packages each Eagle SONAR unit with a universal transom-mount, 200 kHz or 50/200 kHz Skimmer(R) transducer designed to work adequately on most boats. The operation requirements for the entry-level Eagle SONAR units have also been simplified for the less sophisticated SONAR user. While the typical Eagle SONAR does not offer the same installation and operating flexibility as its Lowrance counterpart, it does, on the other hand, normally cost less to the consumer. Terms of payment for products in the Eagle line are generally thirty days. However, dating terms similar to those for the Lowrance line are also available.

         The Company's products are sold in all fifty states domestically and forty-seven countries internationally. The Company's international sales totaled $13 million in 2000, $15 million in 2001, and $17 million in 2002, representing approximately 18%, 20%, and 21% of total net sales, respectively. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own warehouses for sales and distribution of its products. Annual sales in any one foreign country did not account for 10% or more of the Company's total annual sales for the latest three fiscal years. With the addition of certain in-house marketing/advertising capabilities in 2000 (offering greater international sales support capabilities) -- in combination with the introduction of new products with specific international consumer appeal, the Company expects international sales growth over the next five years.

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

         Sales to Wal-Mart Stores, Inc., accounted for 13%, 12%, and 9% of the Company's net sales in 2000, 2001 and 2002, respectively. No other customer accounted for 10% or more of net sales in fiscal 2000, 2001, or 2002.

Inventories

         The Company normally manufactures its products in anticipation of, and not in response to, customer orders and fills orders within a short period of time after receipt. Thus, the Company must maintain inventories of finished goods to permit it to fill orders promptly. The Company's receipt of orders generally reaches the highest point upon the introduction of new products and during the peak sales months of January, February, March, and April. See "Item 7". Management's Discussion and Analysis of Financial Condition and Results of Operations".

Advertising and Promotion

         To support the sales of its Lowrance and Eagle products to wholesalers, mass merchandisers, mail-order catalog companies, and others, the Company actively promotes and advertises its products to fishermen, boat owners, and increasingly to other outdoor enthusiasts. The high-tech nature of the Company's products makes education of the user an important aspect of the Company's promotional activities. Through educating and familiarizing potential buyers with the practical benefits and use of SONAR and GPS-mapping products, the Company endeavors to create demand for its products. The Company's internet websites, www.lowrance.com, www.eaglesonar.com, and www.lei-extras.com, have played a major role in educating consumers about the Company's product lines. A special "SONAR Tutorial" featured on the website has been popular with potential buyers. The information included on these websites is not intended to be a part of this Form 10-K.

         The internal Marketing Communications Department is comprised of a core staff of six communications specialists. The positions include a Promotional Programs Coordinator, a Manager of Advertising & Public Relations, a Graphic Communications Manager, a Marketing Communications Traffic Manager, a Director of Marketing Communications and a Vice President of Marketing. The department has extensive in-house computer graphics and copywriting capabilities and is responsible for the creative development of all advertisements, product catalogs, product packaging, collateral materials including sales flyers and product spec sheets, retail point-of-purchase displays and sales support materials. The benefits offered the Company by this internal marketing group are numerous. For example, the Company pays no annual advertising agency service and production fees, and also receives the typical 15% agency commissions on Company direct media buys. The department also provides much faster reaction times to media opportunities. In addition, the department has met with great success in graphically laying out the Company's product pages for several large national retail catalog sales customers for the past two years. This action ensures consistency in the appearance of the Company's products, as well as an overall improved "quality look" in the various catalogs. The Marketing Department plans and executes annual coordinated marketing communications programs that consist of: print media advertising, TV fishing show sponsorships, national/regional/state bass, walleye and saltwater species tournament sponsorships, Pro-Team sponsorships, SONAR/GPS training seminars, and a concentrated public relations and promotional strategy that results in greatly increased media exposure for the Company's products.

         Assisting in the promotional effort, the Company also utilizes its sales force of seventeen full-time employees to promote its products worldwide. Additionally, the Company employs four manufacturer's representative groups to augment the sales force in various parts of the United States. The sales personnel employed by the Company and the manufacturer's representatives have the knowledge and time necessary to educate wholesalers, dealers, fishermen and boat owners on the proper use of SONAR and GPS products and demonstrate the practical benefits of these technologies. The sales personnel train wholesalers and dealers to sell the Company's products, give demonstrations at outdoor recreation and boat shows and participate at in-store promotions, seminars, and related product presentations.

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

        Public relations activities include a variety of press releases covering new products and feature stories highlighting use of SONAR and GPS+WAAS mapping navigational products; press trips, where products are demonstrated to members of the outdoor media; distribution of product photo imagery and other technical support for writers and broadcasters to include sample products for on-the-water tests.

        In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions and contributions to environmental groups. The Company, through its Eagle trade name, has been an Affiliate Sponsor of the successful Wal-Mart FLW Tournament Trail since 1998 and will continue this sponsorship through fiscal 2004. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company sells OEM SONAR products. During the 4th quarter of fiscal 2001, the Lowrance trade name was announced as the new official and exclusive SONAR/GPS sponsor for the BassMasters Tournament Trail, the oldest and largest professional bass circuit in America. This highly promoted and successful tournament series is owned by ESPN Television and is backed locally, regionally and nationally by the Bass Anglers Sportsman Society (B.A.S.S.), which has a membership of well over 500,000 anglers in the U.S. Therefore, between its two trade names, the Company now controls the SONAR/GPS sponsorships of the two largest and most successful tournament trails in the world. Dealer/distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

Competition

SONAR and SONAR/GPS+WAAS Combination Units -

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

         Competition in the sports fishing and recreational boating market for the Company's products is based upon a number of factors including quality, technological development, performance, service and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry. Further, the Company believes that the SONAR market in the United States and Canada is mature. Accordingly, the Company's primary opportunity for sales growth in these markets is to take market share from its competitors. The Company continues to identify and pursue significant new market opportunities for its SONAR and GPS+WAAS mapping products internationally.

Hand-held GPS+WAAS Mapping Units -

         The hand-held GPS+WAAS mapping market has expanded rapidly over the past several years. Target markets for these products include, but are not limited to, boating, sportfishing, hunting, hiking, RV and off-road vehicles, business travelers and aviation. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies that can be quickly brought to market at competitive prices with sales bolstered by aggressive advertising and promotional programs. The Company's four new portable models introduced in 2002, the iFINDER(TM), iFINDER(TM) PLUS, iFINDER(TM) ATLANTIS and iFINDER(TM) EXPRESS are expected to provide significant new opportunities for increased sales of hand-heLd GPS+WAAS mapping products.

         Two competing GPS companies, (Garmin(R) International, Inc. and the Magellan(TM) product line of Thales Navigation) currently dominate this market and the Company believes these two competitors, combined, continue to control in excess of 65% of the hand-held GPS market. The primary reason for their success is that both companies initially introduced and marketed several non-mapping products retailing for under $150 and were some of the first to market hand-held GPS products. Both companies offer a full range of higher priced products with more features than their lower priced models, and one produces products specifically aimed at the avionics market. The Company believes the competitive marketing strategies of these two companies continued to negatively impact sales of its products in fiscal 2002, especially in international markets.

         In 2002, the Company marketed six Lowrance hand-held GPS/mapping products, which retail at suggested prices between $199 and $599. Two of the Lowrance hand-helds in 2002 were popular existing products carried over from previous years: the GlobalMap(R) 100 and the AirMap(R) 100. During the 2nd quarter of fiscal 2002, the Company added distribution of its previously announced, sleekly designed, personal hand-held GPS+WAAS, the iFINDER(TM). Its large 160 x 120 pixel, Film SuperTwist display produces stunning map detail and superb screen contrast and resolution. Its unique pocket-sized case will easily slip into any shirt pocket. Along with its optional FaceOffs(TM) (changeable faceplates in five striking colors), the iFINDER(TM), with its four different initial model offerings ranging in retail price-points from $199 to $319, offers an impressive list of GPS+WAAS mapping features: built-in custom Lowrance background map with interstate exit services; capability of using the MapCreate(TM) CD-ROM detailed mapping software option with 60,000 nav aids and 10,000 wrecks and obstructions in U.S. coastal and Great Lakes waters, as well as a database containing over 700,000 searchable Points-of-Interest such as marinas, restaurants, hotels, airports, emergency services and more; instantly-expandable memory with a slot for one rewritable Multi-Media Card
(MMC) or Secure Digital (SD) memory card available in 8MB to 128MB memory capacities for downloading custom mapping; storage of up to 1,000 waypoints and 1,000 event markers; 10 savable plot trails with up to 10,000 points per trail, and stores up to 100 routes; choice of 42 different graphic icons to mark favorite spots; 37 different map ranges from .05-to-4,000 miles; operates on two AA batteries; internal back-up memory to keep GPS data safely stored and accessible for years; backlighted screen; and a waterproof carrying case. All of the Company's GPS products feature 12 parallel-channel receivers for faster satellite lock-ons and more accurate GPS navigation. The new iFINDER(TM) models are also WAAS enabled for even greater positioning accuracy at select locations.

         The Company's line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with continuing advertising and promotional campaigns, have significantly increased consumer awareness and recognition of the Eagle and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

         The Company attempts to differentiate its SONAR and GPS+WAAS products through quality, technological development, performance, price, and service. The Company believes its products do offer competitive advantages due to quality, technological advancement and the wide range of features. These advantages result from the Company's long history of product innovation, such as Advanced Signal Processing (ASP(TM)), fully waterproof SONAR and SONAR/GPS combination units, GRAYLINE(R), COLORLINE(TM), interchangeable high-performance transducers and dual-frequency capability and innovative products and features such as the Broadview(TM) 3-beam transducer with super-wide 150(Degrees) under-water coverage (TriFinder(TM) 2), split-screen SONAR/GPS+WAAS mapping navigational displays, exclusive MapCreate(TM) CD-ROM detailed mapping software, compatibility with Navionics(R) XL and HotMaps(TM) electronic charts, programmable data-panels, super high-resolution color and monochrome LCD displays with up to 480 vertical pixels, and an impressive 8,000 watts of peak-to-peak transmit power available in a series of sportfishing SONAR capable of producing depth capabilities to 3,000 feet and more.

         The Company has been an industry leader in offering advanced, high-performance products at extremely affordable price points. Further, the Company believes that its excellent service programs, designed to respond rapidly to customer needs, are the most comprehensive such services available to the consumer.

Product Research and Development

         The Company's successful operations and strong competitive position are dependent to a great extent upon its ability to anticipate and react to the technological innovations inherent within its industry. The Company has been engaged in the development of new SONAR products and the refinement of its existing SONAR models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed the first portable SONAR, capable of locating individual fish and their depths, as well as the bottom depth. Among other significant SONAR advancements, the Company developed and patented an effective interference suppression system and designed the first interchangeable high-speed transducers which permit operation of SONAR at boat speeds up to 70 mph. The Company also introduced, in 1979, the first computer-controlled SONAR with microprocessor chip and software allowing high-speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high-resolution, "Film SuperTwist" liquid crystal displays with enhanced visibility. In 1989, the Company introduced the first fully waterproof SONAR/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna/coupler module. Advanced Signal Processing (ASP(TM)), a breakthrough in automatic SONAR control developed in 1990, constantly evaluates the effects of varying water conditions, boat speeds, and interference sources, adjusting the SONAR's critical settings for optimum performance. Based on the Company's belief that the United States Department of Defense's GPS would be the preferred method of navigation for the future (once it became affordable), the Company introduced six marine GPS products in 1992, most at breakthrough price points. The SupraPro(R) ID, a new SONAR model introduced in 1994, retailed for under $100 and provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the GlobalMap(R)1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav(R) Sport hand-held GPS product, which retailed for under $400, transformed the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products, yet at less than half the price. In 1995, the Company introduced its latest generation of "3D" SONAR products, the ULTRA(R)III 3D and the X-70A 3D, which provided expansive underwater coverage and innovative "three dimensional" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products utilized the Company's new Broadview(TM) technology. By purchasing a "Broadview" accessory transducer (which could be installed on the transom or on a trolling motor), users could expand their SONAR coverage, to search out -- left or right -- to detect fish and bottom structure, down and outward from their boats. In 1996, the Company introduced and delivered its first hand-held GPS-mapping products including the AirMap(R). In fiscal 1997, the Company delivered four new hand-held GPS products, each utilizing advanced 12-parallel channel receiver technology and three of which offered the exclusive capability of allowing the user to download detailed customized maps from a CD-ROM into the unit's memory. Two new gimbal-mount products, one a GPS-mapping-only product and the other a GPS-mapping/SONAR combination model went into distribution in fiscal 1998. In fiscal 1999, R&D turned its full attention to exciting new breakthrough technology slated for introduction late in fiscal 2000. At Chicago's ICAST 2000 trade/consumer show in July, 2000, the Company debuted its new lineup of four Lowrance big-screen, high-performance, gimbal-mount, color and monochrome transflective and color TFT liquid crystal SONAR and GPS-mapping products. The
(LC)X-15MT and (LC)X-15CT were SONAR units that were fully GPS-mapping capable, with the simple addition of a MapCreate(TM) GPS Accessories Pack option. The
(LC)X-16Ci was a full SONAR/GPS-mapping combination unit right out of the box. The GlobalMap(R)3000MT was a stand-alone, 12-parallel channel GPS/mapping-only unit. The (LC)X-16Ci was presented the highest honor, the "Best of Show" Award for product innovation at ICAST 2000.

         Seven new Eagle SONAR and GPS-mapping products were also introduced at ICAST 2000, including the FishEasy(TM) Series, TriFinder 3Beam(TM), Accura(R) 240, Status(TM) and Journey(TM). Then, in the 4th quarter of fiscal 2001, the Company announced the completion of a full line of new compact SONAR/GPS-mapping products for 2002, to be added to the top-of-the-line, big-screen models introduced in 2000. At ICAST 2001, the new X51, X71, X91, LMS-240 and GlobalMap(R)2400 models were announced to the trade and the media, along with the new Eagle FishEasy(TM)2 Series, TriFinder(TM)2, FishMark(TM)160 and FishMark(TM)240 SONAR units. The entry-level X51 (at $199 SRP) and the FishEasy(TM)2 (at $129 SRP) SONAR products had 240 vertical pixel displays, 1500 watts of peak-to-peak transmit power producing depth penetration to 800 feet, a new FishReveal(TM) feature with 10-levels of gray that revealed fish hidden in surface clutter, weeds or other types of cover, and a HyperScroll(TM) feature that enhanced the display of fish targets at higher boat speeds. Two of the new compact, mid-sized Lowrance products, the LMS-240 and the GlobalMap(R) 2400, utilized Multi-Media Card (MMC) technology for downloading detailed map segments from CD-ROM. All of the new Lowrance models came with built-in water surface temp sensors and most were packed with a high-impact protective cover.

         For fiscal 2003, Lowrance has developed over 25 new Lowrance and Eagle products, more than the Company has ever introduced in a single model year. Enhanced design capabilities have permitted the Company to design and build a new low-cost entry-level Cuda(TM) Series of fishfinders that will range in price from $79, $99, to $119 SRP. These products will all feature built-in water temperature readings, quick-release mounting systems with adjustable tilt, and easy to connect/disconnect uniplug connectors. The $99 model will also have a high-resolution, 168 vertical pixel LCD, the best screen resolution available at that price-point. Lowrance has designed all of its new mid-to-upper-middle priced SONAR and GPS models with 320x320 resolution, which will result in enhanced underwater target detail and target separation. One of the new high-resolution products, the Eagle FishMark 320, will be offered at a SRP of $199, the same price-point as last year's model with the 160x160 resolution. The new products for Lowrance in 2003 will include a series of two new 10.4" diagonal, 256-color, full VGA, TFT models, including one SONAR/GPS+WAAS mapping combo and one color GPS+WAAS stand-along mapping model. These color displays offer improved viewing in the brightest of sunlight.

         Research and development expenditures for the Company were $2,900,000 in fiscal 2000, $3,083,000 in fiscal 2001, and $2,650,000 in fiscal 2002. The
Company plans additional development of its LCD SONAR to increase performance and versatility, and is conducting research and development into other potential marine electronic products utilizing technology with which the Company is familiar. Also, the Company intends to develop additional GPS+WAAS mapping products for use in marine and non-marine applications. To augment its continued investment in product research and development, the Company utilizes several manufacturing and design technologies: Surface Mount Technology (SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), Components-On-Glass (COG) and Liquid Crystal Display (LCD) assembly. These advanced technologies, which have been essential to the development of the Company's breakthrough SONAR and GPS products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.

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

Product Warranty and Support Services

        Substantially all of the Company's products are sold with a full one-year warranty. The Company emphasizes "service after the sale" in connection with its products by providing free shipping, through a prepaid Return Authorization (R.A.) system, when requested by consumers located in the United States electing to return their units to the Company for warranty or non-warranty repairs. Warranty and non-warranty repairs are available from the Company's plant in Tulsa, Oklahoma, and from dealers and distributors in forty-seven foreign countries. The Company also offers two-year extended warranties for an additional one-time fee through its LEI Extras subsidiary.

Patents and Trademarks

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

        The Company has registered forty-five trademarks with the United States Patent Office including the trademark, "Lowrance" and the trademark "Eagle", with an accompanying logo and has filed additional trademark applications. The Company has also registered forty-five trademarks in nineteen foreign countries.

Employees

         As of July 31, 2002, the Company employed 807 persons on a full-time basis of whom approximately 644 were involved in manufacturing, quality and materials. Of the 644 full time employees involved in manufacturing and materials, 79 employees are located in the Company's headquarters in Tulsa and 565 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 163 employees were engaged in research and development, sales and marketing and administration. Additionally, the Company retains, on a part-time basis, over 200 independent contractors, or "Pro-Staff", who assist in promoting its products.

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

         During the fourth quarter of fiscal 2002, the Company relocated its warehousing and shipping functions to its 12000 East Skelly Drive facility and allowed the lease to expire on a separate facility previously used as an external warehouse. The Company also leases 2,500 square feet and 3,500 square feet of warehousing, shipping and office facilities in Australia and Canada, respectively.

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

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        As of October 16, 2002, the Company had more than 400 actual holders of its Common Stock. The Company has not paid cash dividends for over twenty years. The Company's revolving credit line prohibits the payment of dividends without the prior written consent of the lender. The Company anticipates that for the foreseeable future its earnings will be retained for use in its business and no cash dividends will be paid on the Common Stock. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, and other relevant factors.

        The Company's Common Stock is traded in the over-the-counter market and is listed with the NASDAQ National Market System under the NASDAQ symbol of "LEIX". The table below reflects the high and low trade prices for each of the Company's fiscal quarters for the most recent two fiscal years. The trade prices reflect inter-dealer prices, without retail mark up, mark down, or commission and do not necessarily represent actual transactions.

                                                 2001                 2002
                                            ---------------      ---------------
                                            High       Low       High       Low
                                             $          $         $          $
                                            ----      -----      ----      -----
1st Quarter                                 4.88       3.28      3.37       2.22
2nd Quarter                                 8.25       2.25      2.82       2.10
3rd Quarter                                 8.31       5.00      4.75       2.35
4th Quarter                                 7.10       2.50      6.25       2.92

Item 6. Selected Financial Data

        The selected financial information shown below has been derived from the consolidated financial statements included elsewhere in this report and from other consolidated financial statements filed previously and not appearing herein. The balance sheet information is presented as of the end of the fiscal years shown. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.


                                                                     Years Ended July 31,
                                             -----------------------------------------------------------------
                                               1998           1999          2000          2001          2002
                                             --------       --------      --------      --------      --------
                                                          (in thousands, except per share amounts)
OPERATING AND PER SHARE DATA
Operating Data:
   Net sales                                 $ 91,706       $ 89,753      $ 73,209      $ 73,419      $ 79,501
   Gross profit                                25,645         30,047        27,899        26,335        29,926
      Percent of sales                           28.0%          33.5%         38.1%         35.9%         37.6%

   Operating income                               519          5,033         3,549         2,103         5,255
      Percent of sales                            0.6%           5.6%          4.8%          2.9%          6.6%

   Income(loss) before taxes                   (3,166)         2,109         1,523            99         3,935
      Percent of sales                           (3.5)%          2.3%          2.1%          0.1%          4.9%

   Net income (loss)                           (3,995)         2,109         2,473            37         2,389
      Percent of sales                           (4.4)%          2.3%          3.4%          0.1%          3.0%

Per Share Data
   Net income (loss)
      Basic                                  $  (1.11)      $   0.56      $   0.66      $   0.01      $   0.63
      Diluted                                   (1.11)          0.56          0.66          0.01          0.63


   Cash dividends per
     common share                                  --             --            --            --            --

Balance Sheet Data:
   Working capital                           $ 19,633       $ 17,630      $ 10,874      $ 16,503      $ 12,681
   Total assets                                52,047         35,894        29,297        37,656        30,762
   Long term debt, less
      current maturities                       23,038         17,103         8,573        14,418         6,183
   Stockholders' equity                         7,172          9,494        11,955        11,877        14,359

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second and third quarters of fiscal 2002, the Company began shipping the eleven new SONAR/GPS products announced at ICAST 2001. The new products include new SONAR units at our largest volume price point and two GPS units. The new GPS units are the iFinder, a hand-held unit, and a high- volume, high margin GPS navigation unit. The year-over-year sales increase discussed below is primarily attributable to this new product line up.

Fiscal 2002 - Sales and Margin

Total net sales increased by 8.3% during fiscal 2002 as compared to fiscal 2001, while total unit sales increased by approximately 7.0%. The gross profit margin increased to 37.6% as compared to 35.9% in fiscal 2001.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 14.2% during fiscal 2002 on a unit sales increase of 13.0%. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 7.3% compared to fiscal 2001.

Stand-alone GPS navigation sales decreased 17.3% during fiscal 2002 on a 6.4% unit sales decrease. Gross profit on these units declined by 44.2% compared to fiscal 2001.

Accessory sales increased 7.0% during fiscal 2002, while gross profit on accessory sales decreased 16.5% compared to fiscal 2001 as a result of accessory promotions during the year.

Original equipment (OEM) SONAR sales to boat manufacturers decreased 14.1% on a unit sales decrease of 12.9%. The original equipment market is slowly improving from the major decrease in boat sales that occurred as a result of the general economic downturn during the last year. Original equipment sales were 3.9% of total sales as compared to 4.9% last year. Gross profit on OEM units declined 37.6% compared to fiscal 2001 related primarily to the substitution of more expensive models to OEM customers due to discontinued product models. Gross profit on OEM units was 1.7% of total gross profit as compared to 3.1% last year.

Fiscal 2001 - Sales and Margin

Total net sales increased .3% for fiscal 2001 as compared to fiscal 2000 despite a 5.3% decrease in unit sales. The gross profit margin decreased to 35.9% as compared to 38.1% in fiscal 2000.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 8.0% from fiscal 2000 despite a 2.6% decrease in unit sales. The dollar increase was due primarily to the release of the Company's new LCX series of premium priced Lowrance products during the five-month period from December to April. The unit decrease was due primarily to the general economic downturn combined with an unusually long winter. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 15.3% compared to fiscal 2000.

Stand-alone GPS navigation sales decreased 12.1% during fiscal 2001 despite a 2.0% increase in unit sales. The decreased sales primarily resulted from lower retail price points dictated by market conditions as well as the general economic downturn. Gross profit on these units declined by 28.7% compared to fiscal 2000.

Accessory sales increased 19.4% during fiscal 2001, while gross profit on accessory sales increased 59.3% compared to fiscal 2000.

Original equipment (OEM) SONAR sales to boat manufacturers decreased 25.1% on a 20.5% unit decrease. The decline in the original equipment market is a direct result of decreased boat sales related to the general economic downturn. Original equipment SONAR sales were 4.9% of total sales as compared to 6.6% in fiscal 2000. Gross profit on OEM unit sales decreased 7.5% compared to fiscal 2000. Gross profit on OEM units was 3.1% of total gross profit as compared to 3.0% in fiscal 2000.

Fiscal 2002 - Operating Expenses and Income

Operating expenses increased by $439,000 during fiscal 2002 as compared to fiscal 2001. Operating expenses as a percentage of sales decreased from 33.0% in fiscal 2001 to 31.0% in fiscal 2002.

During fiscal 2002, selling and administrative expenses decreased as a percentage of sales from 28.3% to 27.7% while research and development expenses also decreased as a percentage of sales from 4.2% to 3.3%. The decrease in research and development expenses resulted from the transition from the fiscal 2002 new product development cycle to the fiscal 2003 product development cycle. At the conclusion of the product development cycle, the design engineers actively participate in the introduction of the new products into manufacturing. Therefore, the expenses associated with their activities become part of the manufacturing costs instead of the research and development costs. The introduction of the new 2002 products into manufacturing began at the end of the second quarter and continued in the third quarter of fiscal 2002. In preparation for the new 2003 products, we hired six additional engineers in the third and fourth quarters of fiscal 2002.

The Company incurred no severance or merger costs during fiscal 2002.

Operating income increased by $3,152,000 (149.9%) in fiscal 2002 and was 6.6% of sales as compared to 2.9% of sales in fiscal 2001.

Fiscal 2001 - Operating Expenses and Income

Operating expenses decreased by $118,000 during fiscal 2001 as compared to fiscal 2000. Operating expenses as a percentage of sales decreased from 33.3% in fiscal 2000 to 33.0% in fiscal 2001.

During fiscal 2001, selling and administrative expenses increased as a percentage of sales from 26.2% to 28.3% primarily related to increased advertising expenditures related to new products introduced in fiscal 2001.

Research and development expenses increased as a percentage of sales from 4.0% to 4.2% which increase is also related to the new products which entered into production during fiscal 2001.

During fiscal 2001, the Company incurred $.4 million in costs associated with the terminated merger with Cobra Electronics, Inc., compared to $.3 million spent in fiscal 2000 related to the terminated merger with Orbital Sciences Corporation.

The Company incurred no severance costs during fiscal 2001, compared to $1.9 million in fiscal 2000. All severance costs in 2000 related to the Company's completion of the relocation of the remaining manufacturing processes to Mexico.

Operating income decreased from $3,549,000 to $2,103,000 in fiscal 2001. Operating income as a percent of sales was 2.9% in fiscal 2001 as compared to 4.8% in fiscal 2000.

Fiscal 2002 - Interest Expense

Interest expense decreased $328,000 or 18.7% in fiscal 2002 as compared to fiscal 2001 primarily due to lower debt balances during fiscal 2002 resulting from lower inventories and higher sales and interest rate decreases resulting from reductions in the prime rate of 1.5% since July 31, 2001. The prime rate reductions were partially offset by an increase in the spread over prime from prime plus .5% to prime plus 1% on the credit facility.

Fiscal 2001 - Interest Expense

Interest expense decreased $139,000 or 7.4% compared to fiscal 2000 due to reductions in the prime rate of 2.75% in addition to the effect of a full year of the decrease in the spread over prime relative to the credit facility from prime plus 1.5% to prime plus .5% which took place in March 2000.

Income Taxes

The effective tax rates for fiscal 2002, 2001 and 2000 were 39.3%, 62.6% and (62.4%), respectively. In fiscal 2000, due to continued profitability, the remaining valuation allowance against the net deferred tax asset was reversed; this was the primary factor resulting in the negative effective tax rate.

Net Income

Net income was $2.4 million, $0.04 million and $2.5 million, respectively, in fiscal 2002, 2001 and 2000.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At July 31, 2002, the Company had $6.0 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At July 31, 2002, the term loans had a remaining balance of $2.5 million. In October 2001, the Company amended its financing facility. The amendment allowed for principal deferral on the term loan for the three month period ended January 31, 2002, with monthly principal payments of $155,000 plus interest from February 1, 2002 through July 1, 2002. As of August 1, 2002, the required monthly payments returned to $103,000 plus interest.

The Company amended its financing facility in March 2002 prior to the announcement of the stock buyback program under which the Company is authorized to purchase up to $1 million of the Company's stock. The amendment entailed minor changes specifically to allow the stock buyback program. As of July 31, 2002, the Company had purchased 7,600 shares for approximately $26,000. These shares are reflected as Treasury Stock on the Consolidated Balance Sheet.

The Company was in compliance with all loan covenants at July 31, 2002.

Cash flows from operations were $10.1 million in fiscal 2002, resulting primarily from increased income and decreased inventories. Operating cash flows were utilized to fund capital expenditures of $1.1 million and reduce debt by $8.8 million. An additional $.5 million in capital expenditures was funded by capital lease borrowings.

Cash flows used in operations were ($3.1 million) in fiscal 2001, resulting primarily from decreased earnings and increased inventories. Overall debt increased by $4.0 million which was utilized to fund operations and capital expenditures of $.9 million. An additional $1.4 million in capital expenditures was funded by capital lease borrowings.

Cash flows from operations were $9.8 million in fiscal 2000. The operating cash flows were utilized to fund capital expenditures of $1.4 million and reduce debt by $8.3 million. No additional capital expenditures were funded by capital lease borrowings.

Inventories as of July 31, 2002 were 35.7% lower than in July 31, 2001. Discontinued inventory attributable to fiscal 2002 product decisions was approximately $16,000 at July 31, 2002 as compared to $1.2 million at July 31, 2001. Inventory on hand at July 31, 2002 for products the Company expects to discontinue during fiscal 2003 was $3.4 million. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of 2002 discontinued products to be sold by the end of fiscal 2003. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Demand for the Company's products is seasonal. The Company utilizes the revolving line of credit to address its seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy the Company's current working capital and capital equipment needs.

Accounting Policies

The Company must exercise judgment in estimating certain costs included in its results of operations. Footnote No. 1 to the Consolidated Financial Statements describes the significant accounting policies and the fact that estimates and assumptions are inherent in the reported assets and liabilities. The more significant areas of judgment relate to the warranty and inventory reserves.

With respect to warranty reserves, the Company estimates both the expected return rates by the consumers and the estimated repair costs utilizing historical data. With respect to inventory reserves, the Company estimates the level of reserves based upon expected usage information for raw materials and historical selling trends for finished goods. The Company evaluates the effect of new product introductions on its inventory and determines at fiscal year-end the amounts on-hand for those products which the Company expects to discontinue as a result of new product introductions during the next model year. Based on forecasted sales, these inventories are valued at net realizeable value.

The estimates referred to above may be subject to adjustment if actual results differ significantly from historical trends and costs.

Effects of Inflation

A significant portion of the Company's costs and expenses consist of materials, supplies, salaries and wages that are affected by inflation. In addition, certain electronic parts which are in high industry demand are subject to market-driven price increases. The Company does not believe that it will be able to pass on inflationary increases in its selling prices. Accordingly, the Company concentrates on changes in design, manufacturing processes, material scheduling and sourcing to help contain costs. A significant portion of the Company's raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.

Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of Statement No. 142 will not impact the Company's financial position or results of operations.

In June 2001 the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 will not impact the Company's financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of Statement No. 144 did not impact the Company's financial position or results of operations.

Quarterly Information

Demand for the Company's products is seasonal. During the third quarter, the Company's customers purchase the Company's products so that the products will be available to sport fishermen and recreational boat owners for the peak fishing and boating season. The Company does not experience any consistent quarterly trends for the remaining three quarters.

SALES, GROSS PROFIT & NET INCOME

YEARS ENDED JULY 31,                SALES                GROSS PROFIT           NET INCOME (LOSS)
--------------------         -------------------      -------------------      -------------------
         2002
First Quarter (Aug-Oct)      $11,023        13.9%     $ 3,004        10.0%     $(1,887)      -79.0%
Second Quarter (Nov-Jan)      17,077        21.5%       5,966        19.9%          (6)       -0.2%
Third Quarter (Feb-Apr)       32,689        41.1%      12,967        43.3%       3,417        143.0%
Fourth Quarter (May-Jul)      18,712        23.5%       7,989        26.7%         865         36.2%
                             -------     -------      -------     -------      -------      -------
Total for Year               $79,501       100.0%     $29,926       100.0%     $ 2,389        100.0%
                             =======     =======      =======     =======      =======      =======

         2001
First Quarter (Aug-Oct)      $12,644        17.2%     $ 4,312        16.4%     $(1,042)     -2816.2%
Second Quarter (Nov-Jan)      19,206        26.2%       7,387        28.1%         647       1748.6%
Third Quarter (Feb-Apr)       23,282        31.7%       8,925        33.9%         861       2327.0%
Fourth Quarter (May-Jul)      18,287        24.9%       5,711        21.7%        (429)     -1159.4%
                             -------     -------      -------     -------      -------      -------
Total for Year               $73,419       100.0%     $26,335       100.0%     $    37        100.0%
                             =======     =======      =======     =======      =======      =======

         2000
First Quarter (Aug-Oct)      $13,438        16.9%     $ 4,572        16.4%     $(1,280)      -51.8%
Second Quarter (Nov-Jan)      17,346        21.8%       6,327        22.7%        (284)      -11.5%
Third Quarter (Feb-Apr)       25,366        31.9%      10,193        36.5%       2,474        100.0%
Fourth Quarter (May-Jul)      17,059        21.5%       6,807        24.4%       1,563         63.2%
                             -------     -------      -------     -------      -------      -------
Total for Year               $73,209       100.0%     $27,899       100.0%     $ 2,473        100.0%
                             =======     =======      =======     =======      =======      =======

EARNINGS PER SHARE, BASIC & DILUTED

                                WEIGHTED AVERAGE
                               SHARES OUTSTANDING           EARNINGS PER SHARE
                             -----------------------     ------------------------
YEARS ENDED JULY 31,           BASIC        DILUTED        BASIC         DILUTED
--------------------         ---------     ---------     ---------      ---------
         2002
First Quarter (Aug-Oct)      3,768,796     3,768,796       $ (0.50)     $   (0.50)
Second Quarter (Nov-Jan)     3,768,796     3,768,796         (0.00)         (0.00)
Third Quarter (Feb-Apr)      3,766,347     3,826,082          0.91           0.89
Fourth Quarter (May-Jul)     3,763,594     3,870,306          0.23           0.22
Year-ended 7/31/02           3,766,888     3,818,126          0.63           0.63

         2001
First Quarter (Aug-Oct)      3,768,796     3,768,796     $   (0.28)     $   (0.28)
Second Quarter (Nov-Jan)     3,768,796     3,768,796          0.17           0.17
Third Quarter (Feb-Apr)      3,768,796     3,768,796          0.23           0.23
Fourth Quarter (May-Jul)     3,768,796     3,768,796          (.11)          (.11)
Year-ended 7/31/01           3,768,796     3,768,796          0.01           0.01

         2000
First Quarter (Aug-Oct)      3,768,796     3,768,796     $   (0.34)     $   (0.34)
Second Quarter (Nov-Jan)     3,768,796     3,768,796         (0.08)         (0.08)
Third Quarter (Feb-Apr)      3,768,796     3,768,796          0.66           0.66
Fourth Quarter (May-Jul)     3,768,796     3,768,796          0.41           0.41
Year-ended 7/31/00           3,768,796     3,768,796          0.66           0.66

The calculation of the weighted average shares outstanding for fiscal 2002 is included as an exhibit in Item 14.

Outlook and Uncertainties

Certain matters discussed in this report, excluding historical information, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and in the report to stockholders. Statements that address the Company's operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to sales and earnings growth, statements expressing general optimism about future operating results and statements relating to liquidity and future financing plans are forward-looking statements. Although the Company believes that such forward-looking statements are based on management's then-current views and reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities litigation Reform Act of 1995.

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

o Financial performance and cash flow from operations in fiscal 2003 are based on attaining current projections.

o Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

o Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" of the Company's most recent Form 10-K could have an adverse effect on expected results for fiscal 2003.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate in fiscal 2002 would have had a negative after-tax impact of approximately $45,000.

The Company is subject to foreign currency risk due to the location of its manufacturing facility in Mexico and sales from each of its distribution facilities in Canada and Australia, which are denominated in the local currency. Sales to other countries are denominated in U.S. dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on the Company's financial statements taken as a whole. Future volatility in these exchange rates could have a significant impact on the Company's financial statements.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are indexed in Items 14 and 7 hereof, respectively. The consolidated financial statements for the periods ending July 31, 2000 and 2001 were audited by Arthur Andersen LLP. Arthur Andersen has since ceased operations. The consolidated financials for the period ending July 31, 2002 were audited by the Company's auditors, Deloitte and Touche LLP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        The change in the Company's independent auditors was previously reported on Form 8-K filed with the Securities and Exchange Commission on July 10, 2002.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting.

Item 11. Executive Compensation

         Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting.

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 annual meeting.


                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

     (a) Financial Statements and Exhibits:

                                                                                                              Page
                                                                                                              ----
            1.   Consolidated Financial Statements:

                    Index to Consolidated Financial Statements                                                 F-1

                    Report of Independent Public Accountants - Fiscal 2002                                     F-2

                    Report of Independent Public Accountants - Fiscal 2001                                     F-3

                    Consolidated Balance Sheets - July 31, 2001 and 2002                                       F-4

                    Consolidated Statements of Operations and Comprehensive
                        Income for the Years Ended July 31, 2000, 2001, and 2002                               F-5

                    Consolidated Statements of Stockholders' Equity for the
                        Years Ended July 31, 2000, 2001, and 2002                                              F-6

                    Consolidated Statements of Cash Flows for the Years
                        Ended July 31, 2000, 2001, and 2002                                                    F-7

                    Notes to Consolidated Financial Statements
                        for the Years Ended July 31, 2000, 2001, and 2002                                      F-8

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

                 10.10 Sixth Amendment to Credit Agreement dated March 17, 1993, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.10 to the Company's 1992 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

                 10.13 Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., previously filed as
                                 Exhibit 10.13 to the Company's 1994 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.14 Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.15 Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company's 1995 Annual Report Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.17 Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.18 Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit 10.18 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

                 10.33 Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.33 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.34 Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as
                                 Exhibit 10.34 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.35 Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.35 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.36 Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.36 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.37 Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flourie Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.38 2001 Stock Option Plan of the Company, previously filed as Exhibit 10.38 to the Company's 2001 Annual Report on

                                 Form 10-K, which is incorporated herein by reference thereto.

                 10.39 NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, previously filed as Exhibit 10.39 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.40 Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, previously filed as Exhibit 10.40 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.41 Incentive Stock Option Agreement between the Company and Douglas Townsdin dated October 4, 2001, previously filed as Exhibit 10.41 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.42 Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 25, 2001, previously filed as Exhibit 10.42 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.43 Incentive Stock Option Agreement between the Company and Mark McQuown dated July 25, 2001, previously filed as Exhibit 10.43 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.44 Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 25, 2001, previously filed as Exhibit 10.44 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.46 Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company's 2002 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

                 22.13 Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 99.1 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice

                                 President of Finance and Chief Financial
                                 Officer of Lowrance Electronics, Inc., filed herewith.

                 99.2 Calculation of weighted average shares outstanding as of July 31, 2002, filed herewith.

     (b) Reports on Form 8-K:

            On July 10, 2002 the Company filed a form 8-K with the SEC announcing that the Board of Directors of the Company had approved the dismissal of its independent auditors, Arthur Andersen LLP, and engaged Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending July 31, 2002.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors' - Fiscal 2002                                                                   F-2

Report of Independent Public Accountants - Fiscal 2001 and 2000                                                 F-3

Consolidated Balance Sheets - July 31, 2001 and 2002                                                            F-4

Consolidated Statements of Operations and Comprehensive Income
  for the Years Ended July 31, 2000, 2001, and 2002                                                             F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 2000, 2001, and 2002                                                                     F-6

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 2000, 2001, and 2002                                                                                 F-7

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 2000, 2001, and 2002                                                                                 F-8

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheet of Lowrance Electronics, Inc., and subsidiaries as of July 31, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of July 31, 2001 and for the years ended July 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 19, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries at July 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP




Tulsa, Oklahoma
October 4, 2002

This is a photocopy of Arthur Andersen's opinion as issued in the Company's 2001 Form 10-K. The opinion has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP




Tulsa, Oklahoma
October 19, 2001

                           LOWRANCE ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      JULY 31,
                                                               ----------------------
                                                                 2001          2002
                                                               --------      --------
                                                                   (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                   $    694      $    903
   Trade accounts receivable, net of reserves
     of $718,000 in 2001 and $787,000 in 2002                     6,744         7,695
   Inventories                                                   18,852        12,130
   Current deferred income taxes                                  1,025         1,161
   Prepaid expenses                                                 549         1,012
                                                               --------      --------
         Total current assets                                    27,864        22,901
                                                               --------      --------

PROPERTY, PLANT, AND EQUIPMENT, net                               7,733         7,104

OTHER ASSETS                                                         51            49

DEFERRED INCOME TAXES                                             2,008           708
                                                               --------      --------

                                                               $ 37,656      $ 30,762
                                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                        $  1,897      $  1,817
   Accounts payable                                               5,708         4,420
   Accrued liabilities:
      Compensation and benefits                                   1,921         2,210
      Product costs                                                 889           720
      Other                                                         946         1,053
                                                               --------      --------
         Total current liabilities                               11,361        10,220
                                                               --------      --------

LONG-TERM DEBT, less current maturities                          14,418         6,183
                                                               --------      --------

STOCKHOLDERS' EQUITY, per accompanying
   statements:
   Preferred stock, no par value, 230,000 shares
      authorized, none issued                                        --            --
   Common stock, $.10 par value, 10,000,000 shares
      authorized, 3,768,796 shares issued, 3,761,196
      and 3,768,796 shares outstanding, respectively,
      at July 31, 2002 and 2001                                     377           377
   Paid-in capital                                                7,073         7,073
   Treasury stock, at cost (7,600 shares)                            --           (26)
   Retained earnings                                              4,838         7,227
   Accumulated other comprehensive income(loss)                    (411)         (292)
                                                               --------      --------
      Total stockholders' equity                                 11,877        14,359
                                                               --------      --------

                                                               $ 37,656      $ 30,762
                                                               ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                 FOR THE YEARS ENDED JULY 31,
                                             ------------------------------------
                                               2000          2001          2002
                                             --------      --------      --------
                                           (in thousands, except per share amounts)
NET SALES                                    $ 73,209      $ 73,419      $ 79,501
COST OF SALES                                  45,310        47,084        49,575
                                             --------      --------      --------
   Gross profit                                27,899        26,335        29,926
                                             --------      --------      --------

OPERATING EXPENSES:
   Selling and administrative                  19,249        20,778        22,021
   Severance and merger costs                   2,201           371            --
   Research and development                     2,900         3,083         2,650
                                             --------      --------      --------
   Total operating expenses                    24,350        24,232        24,671
                                             --------      --------      --------

   Operating income                             3,549         2,103         5,255

OTHER EXPENSES:
   Interest                                     1,891         1,752         1,424
   Other                                          135           252          (104)
                                             --------      --------      --------
   Total other expenses                         2,026         2,004         1,320
                                             --------      --------      --------

INCOME BEFORE INCOME TAXES                      1,523            99         3,935

PROVISION (BENEFIT) FOR INCOME
  TAXES                                          (950)           62         1,546
                                             --------      --------      --------

NET INCOME                                   $  2,473      $     37      $  2,389
                                             ========      ========      ========

NET INCOME PER COMMON SHARE
   Basic                                     $    .66      $    .01      $    .63
                                             ========      ========      ========

   Diluted                                   $    .66      $    .01      $    .63
                                             ========      ========      ========



WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   Basic                                        3,769         3,769         3,767
                                             ========      ========      ========

   Diluted                                      3,769         3,769         3,818
                                             ========      ========      ========


OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

NET INCOME                                   $  2,473      $     37      $  2,389

FOREIGN CURRENCY TRANSLATION ADJUSTMENT           (12)         (115)          119
                                             --------      --------      --------

COMPREHENSIVE INCOME (LOSS)                  $  2,461      $    (78)     $  2,508
                                             ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2000, 2001, AND 2002


                                                                                         ACCUMULATED
                                  COMMON STOCK                                              OTHER
                              --------------------    PAID-IN    TREASURY    RETAINED   COMPREHENSIVE      TOTAL
                               SHARES      AMOUNT     CAPITAL     STOCK      EARNINGS   INCOME(LOSS)      EQUITY
                              --------    --------   ---------   --------    --------   -------------    --------
                                                               (IN THOUSANDS)
Balance-
  July 31, 1999                  3,769    $    377   $   7,073   $     --    $  2,328   $        (284)   $  9,494
Net income                          --          --          --         --       2,473              --       2,473
Other comprehensive income:
Foreign currency
  translation adjustment            --          --          --         --          --             (12)        (12)
                              --------    --------   ---------   --------    --------   -------------    --------

Balance-
  July 31, 2000                  3,769         377       7,073         --       4,801            (296)     11,955
Net income                          --          --          --         --          37              --          37
Other comprehensive income:
Foreign currency
  translation adjustment            --          --          --         --          --            (115)       (115)
                              --------    --------   ---------   --------    --------   -------------    --------

Balance-
  July 31, 2001                  3,769         377       7,073         --       4,838            (411)     11,877
Net income                          --          --          --         --       2,389              --       2,389
Other comprehensive income:
Foreign currency
  translation adjustment            --          --          --         --          --             119         119
Treasury stock purchases            (8)         --          --        (26)         --              --         (26)
                              --------    --------   ---------   --------    --------   -------------    --------
Balance-
  July 31, 2002                  3,761    $    377   $   7,073   $    (26)   $  7,227   $        (292)   $ 14,359
                              ========    ========   =========   ========    ========   =============    ========



The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS ENDED JULY 31,
                                                  --------------------------------
                                                    2000        2001        2002
                                                  --------    --------    --------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $  2,473    $     37    $  2,389
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                  2,160       1,849       2,194
      Gain on sale of fixed assets                     (54)         (4)         (8)
      Deferred income taxes                         (1,066)       (100)      1,164
   Change in operating assets and liabilities:
      (Increase)decrease in trade accounts
         receivable                                  4,795        (175)       (951)
      (Increase)decrease in inventories              2,071      (7,575)      6,722
      (Increase)decrease in prepaid expenses          (110)       (115)       (463)
      (Increase)decrease in other assets                22         135           2
      Increase(decrease) in accounts payable          (363)      2,750      (1,288)
      Increase(decrease) in accrued liabilities       (357)        244         227
                                                  --------    --------    --------
      Net cash provided by (used in) operating
         activities                                  9,791      (2,954)      9,988
                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (1,363)       (851)     (1,084)
  Proceeds from sale of property, plant
      and equipment                                     54           4           8
                                                  --------    --------    --------
      Net cash used in investing activities         (1,309)       (847)     (1,076)
                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                   69,913      77,306      68,303
  Repayments of borrowings under line of
      credit                                       (76,143)    (70,976)    (75,151)
  Treasury stock purchases                              --          --         (26)
  Principal payments on term loan and
      capital lease obligations                     (2,108)     (2,309)     (1,948)
                                                  --------    --------    --------
      Net cash provided by (used in)
         financing activities                       (8,338)      4,021      (8,822)
  Effect of exchange rate changes on cash              (12)       (115)        119
                                                  --------    --------    --------
      Net increase(decrease)in cash and
         cash equivalents                              132         105         209

CASH AND CASH EQUIVALENTS - beginning of year          457         589         694
                                                  --------    --------    --------

CASH AND CASH EQUIVALENTS - end of year           $    589    $    694    $    903
                                                  ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2000, 2001 AND 2002


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

        Revenue Recognition -

        Revenue for product sales is recognized at the time of product shipment since the terms of sale are FOB, shipping point. Sales are recorded net of certain costs as described below under Accrued Product Costs. Due to the seasonality of certain products, the Company will offer extended credit terms of up to 120 days during certain periods.

        Property and Depreciation -

        Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets are as follows: building and leasehold improvements, 15-20 years; machinery and equipment, 5-7 years; and office furniture and fixtures, 3-5 years. Fully depreciated property and equipment with a cost of approximately $22.2 million is still in use as of July 31, 2002.

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

        Inventory -

        Inventories are priced at the lower of cost (first-in, first-out) or market. All discontinued inventories are carried at cost, which management believes to be lower than expected realizeable value. Management monitors the carrying value of inventories using inventory control and review processes which include, but are not limited to, sales forecast review, inventory status reports and inventory reduction programs. The Company estimates the required level of inventory reserves based upon expected usage information for raw materials and historical selling trends for finished goods. Actual results could vary from these estimates.

        Research and Development Costs -

        Costs associated with the development of new products and changes to existing products are charged to expense as incurred and include an allocation of indirect costs.

        Foreign Currency Translations -

        Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No.
        52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in accumulated other comprehensive income in the stockholder's equity section of the consolidated balance sheets. Transaction gains and losses are included in net income.

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

          Dealer Premium Coupons - The Company offers a SONAR installation subsidy to qualified boat and motor dealers of its Lowrance product line. At the time of shipment, the Company provides for the estimated cost of this program as a reduction of revenue based on historical coupon return rates. This reserve is analyzed and adjusted no less than quarterly.

          Returns and Refurbishments - The Company accepts product returns only on a limited, case-by-case basis. Estimated costs related to refurbishment of approved returns as of the end of each period are accounted for by providing a reserve based on the Company's historical experience. These reserves are analyzed and adjusted quarterly. Returns are recorded as a reduction of net sales at the time of receipt of the goods.

        Cash and Cash Equivalents -

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

        Advertising -

        Advertising costs are expensed as incurred. The Company expensed approximately $2.0 million, $2.5 million and $3.3 million during the years 2000, 2001 and 2002, respectively, for advertising.

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

        Recently Issued Accounting Standards -

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of Statement No. 142 will not impact the Company's financial position or results of operations.

        In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 will not impact the Company's financial position or results of operations.

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The adoption of Statement No. 144 did not impact the Company's financial position or results of operations.

        Reclassifications -

        Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year presentation.

        Taxes -

        The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company provides a valuation allowance on deferred tax assets when, in management's opinion, it is more likely than not that such assets will not be realized.

(2)     BALANCE SHEET DETAIL

        Inventories -

        Inventories consist of the following at July 31,

                        2000        2001        2002
                      --------    --------    --------
                               (in thousands)
Raw materials         $  4,164    $  6,141    $  3,350
Work-in-process          1,023       1,836       2,135
Finished goods           7,547      12,481       7,186
Reserves                (1,457)     (1,606)       (541)
                      --------    --------    --------

  Total inventories   $ 11,277    $ 18,852    $ 12,130
                      ========    ========    ========

         Inventories as of July 31, 2002 were 35.7% lower than in July 31, 2001. Discontinued inventory attributable to fiscal 2002 product decisions was approximately $16,000 at July 31, 2002 as compared to $1.2 million at July 31, 2001. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of 2002 discontinued products to be sold during fiscal 2003.

        Property, Plant, and Equipment -

        Property, Plant, and Equipment consist of the following at July 31,

                                   2000       2001       2002
                                 --------   --------   --------
                                         (in thousands)
Land                             $    557   $    557   $    557
Building and improvements           5,232      5,111      5,305
Machinery and equipment            25,434     27,944     28,531
Office furniture and fixtures       3,695      3,579      3,760
                                 --------   --------   --------
                                   34,918     37,191     38,153
Less- accumulated depreciation     27,609     29,458     31,049
                                 --------   --------   --------
  Net property, plant, & equip   $  7,309   $  7,733   $  7,104
                                 ========   ========   ========

        Fully depreciated property and equipment with a cost of approximately $22.2 million is still in use as of July 31, 2002.

        Property, plant and equipment at July 31 includes the following amounts held in the Company's manufacturing facility in Mexico:

                                    2000       2001       2002
                                  --------   --------   --------
                                          (in thousands)
Land                              $     --   $     --   $     --
Building and improvements            1,386      1,367      1,367
Machinery and equipment              8,502      8,492      8,581
Office furniture and equipment          38         46         52
                                  --------   --------   --------
                                     9,926      9,905     10,000
Less- accumulated depreciation       5,584      5,646      6,526
                                  --------   --------   --------
  Net property, plant, & equip    $  4,342   $  4,259   $  3,474
                                  ========   ========   ========

        Capital lease borrowings of $0, $1,422,000 and $481,000 are included in property, plant and equipment balances for the years ended July 31, 2000, 2001 and 2002, respectively. Total capital expenditures for the period, including capital lease borrowings, were $1,363,000, $2,273,000 and $1,565,000 for the years ended July 31, 2000, 2001 and 2002, respectively.

        The property, plant, and equipment accounts at July 31 include the following amounts for leased property under capitalized leases:

                                   2000       2001       2002
                                 --------   --------   --------
                                         (in thousands)
Machinery and equipment          $  3,271   $  3,192   $  3,212
Office furniture and fixtures         260         --         --
                                 --------   --------   --------
                                    3,531      3,192      3,212
Less -accumulated depreciation      2,043      1,173      1,627
                                 --------   --------   --------
  Net property, plant,& equip
     under capitalized leases    $  1,488   $  2,019   $  1,585
                                 ========   ========   ========

        Reserves for Doubtful Accounts, Sales Returns and Cash Discounts

        Reserves for doubtful accounts, sales returns and cash discounts consist of the following at July 31,

                                 2000        2001        2002
                               --------    --------    --------
                                        (in thousands)
Balance, beginning of period   $    612    $    631    $    718
Charged to expense                  235         113         291
Net write-offs                     (216)        (26)       (222)
                               --------    --------    --------
Balance, end of period         $    631    $    718    $    787
                               ========    ========    ========

        Inventory Reserves

        Excess, obsolete and realization reserves consist of the following at July 31,

                                 2000        2001        2002
                               --------    --------    --------
                                        (in thousands)
Balance, beginning of period   $  1,304    $  1,457    $  1,606
Adjustment to provision             599         240          24
Inventory Dispositions             (446)        (91)     (1,089)
                               --------    --------    --------
Balance, end of period         $  1,457    $  1,606    $    541
                               ========    ========    ========

(3)     LONG-TERM DEBT AND REVOLVING CREDIT LINE

        Long-term debt and the revolving credit line at July 31 are summarized below:

                                            2001       2002
                                          --------   --------
                                            (in thousands)
Revolving credit line                     $ 10,780   $  3,932
Term loans due in monthly installments
   of $103,000 plus interest                 3,776      2,538
Capitalized equipment lease
   obligations, payable in monthly
   installments of approximately
   $63,000, including interest at
   rates from 3.9% to 13.5%, with final
   payments ranging from March 2003
   through June 2007                         1,759      1,530
                                          --------   --------
                                            16,315      8,000
Less - current maturities                    1,897      1,817
                                          --------   --------

   Total long-term debt                   $ 14,418   $  6,183
                                          ========   ========

        Future maturities of the above debt obligations at July 31, 2002, are approximately $1.8 million, $5.6 million, $.3 million, $.2 million and $.1 million, for the years ending July 31, 2003 through 2007, respectively.

        At July 31, 2002, the Company had a $33.9 million financing facility which consisted of $7.4 million in term loans and a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At July 31, 2002, the Company had $6.0 million available under the revolving credit line.

        During March 2000, the Company's financing facility was amended. This amendment extended the term of the agreement for the revolving credit line and term loans from December 31, 2000 to December 31, 2002 and included a renewal option through December 31, 2003. Significant provisions of the amendment include changes in certain financial covenants and the lowering of the interest rate on the revolving credit line and term loan from prime plus 1.5% to prime plus .5%.

        The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the bank credit line in lieu of compensating balances.

        The agreement requires, among other things, that the Company maintain a minimum tangible net worth and a minimum fixed charge ratio, limit the ratio of total liabilities to tangible net worth and maintain minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) and maximum inventory levels. Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases and precludes the Company from declaring dividends. Violation of any of these provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. Violation of the fixed charge ratio also results in an increase in the interest rate on the revolving credit line and term loan of .5%. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. As of July 31, 2001, the Company failed to maintain a minimum fixed charge ratio of 1.0 to 1.0 resulting in a permanent increase in the interest rate on the revolving credit line and term loans from prime plus .5% to prime plus 1.0% (5.75% at July 31, 2002 and 7.25% at July 31, 2001). The bank waived this fixed charge ratio violation as an event of default under the terms of the revolving credit agreement. The Company was in compliance with all covenants at July 31, 2002.

        The Company's indebtedness is collateralized by substantially all of the Company's assets.

        Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                       Years Ended July 31,
                                 --------------------------------
                                   2000        2001        2002
                                 --------    --------    --------
                                      (dollars in thousands)
Highest amount borrowed          $ 11,451    $ 17,017    $ 15,802
Average amount borrowed             8,864      11,818      11,131
Weighted average interest rate       10.6%        8.9%        6.5%

(4)     LEASES

        Capital Leases -

        Certain equipment is leased under capital lease agreements. Accordingly, such equipment was recorded as an asset, and the discounted value of the remaining lease obligations was recorded as a liability in the accompanying Consolidated Balance Sheets.

        The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2002, (in thousands):

Years ending July 31:
2003                                             734
2004                                             432
2005                                             365
2006                                             267
2007                                              22
                                              ------
Total minimum lease payments                   1,820
Less-amounts representing interest               290
                                              ------

Present value of net minimum lease payments   $1,530
                                              ======

Current portion of obligations under
  capital leases                              $  587
                                              ======

Long-term portion of obligations under
  capital leases                              $  943
                                              ======

        Operating Leases -

        During 2000, 2001 and 2002, the Company recorded $1.4 million, $1.2 million and $.9 million, respectively, of expense related to operating leases.

        At July 31, 2002, future minimum rental payments for operating leases totaled $3.4 million. On August 30, 1996, the Company entered into a ten-year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. Lease payments for this facility are approximately $56,280 per month. The lease also includes rent escalations of 3% per year. Total future minimum rental payments under operating leases for the years ending July 31, 2003 through July 31, 2007 (including the rental for the Mexican facility assuming the purchase option is not exercised) are approximately $.8 million, $.9 million, $.8 million, $.8 million, and $.1 million, respectively.

(5)     STOCKHOLDERS' EQUITY AND RELATED ITEMS

        On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue to selected members of management. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights. Options and stock appreciation rights granted cannot have terms greater than ten years. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company's common stock at the date of grant. On July 2, 2001, the Company issued 134,453 incentive stock options and 115,547 non-qualified stock options; these same amounts were issued and outstanding as of July 31, 2001. Through July 31, 2002, none of these options have been exercised or canceled.

        On July 31, 2002, there were a total of 134,453 incentive stock options and 115,547 non-qualified stock options outstanding under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Each option may be exercised, in whole or in part, only at the occurrence of one of the following events: (1) the occurrence of any transaction by which the Chief Executive Officer of the Company sells 100% of the shares he then owns directly, in a private placement or registered public offering or through Rule 144 sales, or
        (2) the sale by the Company of all or substantially all of the Company's assets and operations to a third party, or (3) on or after July 24, 2010.

        On May 13, 1996, the Company issued 70,000 shares of Series "A" Redeemable Preferred Stock in a private placement to five key officers of the Company. The Series "A" Preferred Stock was a nonvoting stock paying a noncumulative dividend of 2 1/2 cents. Each share of Series "A" Preferred Stock was convertible into five shares of the Company's Common Stock at a cash purchase price of $5.00 per share of Common Stock only if (i) the Chief Executive Officer of the Company sold in excess of 30 percent of his Common Stock of the Company or (ii) the Company sold substantially all of its assets and operations to a third party. The Series "A" Preferred Stock was issued for a term of ten years for a purchase price of $6.875 per share. The Company financed the total purchase price of $481,250 for the five key officers of the Company pursuant to Promissory Notes bearing interest at Chase prime and Security Agreements where all of such Series "A" Preferred Stock was pledged to the Company to secure the Promissory Notes. In the event the Series "A" Preferred Stock was not converted within the ten-year term, the holder was required to surrender the Series "A" Preferred Stock for cancellation by the Company in exchange for the Company forgiving the principal amount of the Promissory Note. If any of the key officers terminated their employment with the Company for any reason, except death, they immediately forfeited ownership rights to the Series "A" Preferred Stock which was then immediately surrendered to the Company for cancellation in exchange for cancellation of the principal amount owing on the Promissory Note, provided all accrued interest on the Promissory Note was paid to the date of the key employee's termination. The Promissory Notes were netted against Preferred Stock in the Consolidated Balance Sheets. During fiscal 2000, three of the key officers terminated employment with the Company. Accordingly, their ownership rights in 30,000 shares of Series "A" Preferred Stock were forfeited. On July 2, 2001, the Company and the holders of the Series "A" Preferred Stock canceled (1) the 20,000 shares of Series "A" Preferred Stock held by each of Darrell J. Lowrance and Ronald G. Weber,
        (2) the promissory note in the principal amount of $137,500 given by each such person, and (3) accrued but unpaid interest owed by each such person on his note. As a result, the Company has no Series "A" preferred stock outstanding at July 31, 2002 or 2001.

        In March 2002, the Board of Directors authorized the purchase of up to $1 million dollars of the Company's stock. These purchases must comply with Rule 10b-18 of the Securities Exchange Act of 1934. As of July 31, 2002, the Company had purchased 7,600 shares at a cost of $26,000 under this program, which are reflected as treasury stock in the equity section of the consolidated balance sheet.

        EARNINGS PER SHARE CALCULATION

        Basic and diluted earnings per share is calculated as follows:

                                          INCOME       SHARES(1)      PER-SHARE
                                       (NUMERATOR)    DENOMINATOR       AMOUNT
                                       ------------   ------------   ------------
For the Year Ended July 31, 2002
  BASIC EPS
  Net Income available to common
  stockholders                         $  2,389,000      3,766,888   $       0.63
                                                                     ============

  EFFECT OF DILUTIVE SECURITIES
  2001 Stock Option Plan Options                 --         51,238
                                       ------------   ------------

  DILUTED EPS
  Net Income available to common
  Stockholders + assumed conversions   $  2,389,000      3,818,126   $       0.63
                                       ============   ============   ============


For the Year Ended July 31, 2001
  BASIC EPS
  Net Income available to common
  stockholders                         $     37,000      3,768,796   $       0.01
                                                                     ============

  EFFECT OF DILUTIVE SECURITIES
  2001 Stock Option Plan Options                 --             --
                                       ------------   ------------

  DILUTED EPS
  Net Income available to common
  Stockholders + assumed conversions   $     37,000      3,768,796   $       0.01
                                       ============   ============   ============


For the Year Ended July 31, 2000
  BASIC AND DILUTED EPS
  Net Income available to common
  stockholders                         $  2,473,000      3,768,796   $       0.66
                                       ============   ============   ============

        (1) The calculation of weighted average shares outstanding is filed as Exhibit 99.2 to the consolidated financial statements.

        The Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                2000         2001          2002
                             ----------   ----------    ----------
NET INCOME (in thousands):
       As reported           $    2,473   $       37    $    2,389
       Pro forma                  2,385          (13)        2,348

EARNINGS PER SHARE:
       Basic-as reported     $      .66   $      .01    $      .63
       Diluted-as reported          .66          .01           .63
       Pro forma-Basic              .63          .00           .62
       Pro forma-Diluted            .63          .00           .62

        The fair value of each option grant is estimated on the date of grant using the Modified Black-Scholes European option pricing model with the following weighted average assumption: exercise price of $2.67, dividend yield of 0%, expected volatility of 93.42%, risk-free interest rate of 5.31% and expected life of ten years. The weighted average grant date fair value of the options was $2.39, for a total value of $597,500.

        Related Party Disclosures- Darrell J. Lowrance, President and Chief Executive Officer since 1964, owns 50.8% of the Company's outstanding common stock and is active in the day to day operations of the Company.

(6)     RETIREMENT PLANS

        Substantially all Company employees in the United States participate in the Lowrance Savings Plans which require the Company to contribute 3% of the participants' qualified earnings to the Plans. Also, each participant may make contributions of qualified earnings into the Plans which will be matched by the Company at 100% for the first $10 per pay period and 50% thereafter, not to exceed 3% of compensation. Contributions made by the Company to the Plans for the years ended July 31, 2000, 2001, and 2002 were approximately $502,000, $504,000 and
        $433,000, respectively.

(7)     INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

                       Years Ended July 31,
                 --------------------------------
                   2000        2001        2002
                 --------    --------    --------
                          (in thousands)
Current
      U.S        $      5    $     32    $      8
      Foreign         111         130         203
                 --------    --------    --------
                      116         162         211
                 --------    --------    --------

Deferred
      U.S          (1,066)       (100)      1,335
      Foreign          --          --          --
                 --------    --------    --------
                   (1,066)       (100)      1,335
                 --------    --------    --------

Total            $   (950)   $     62    $  1,546
                 ========    ========    ========

        Foreign income taxes are based on $.5 million, $.5 million and $.5 million of foreign earnings before income taxes during 2000, 2001 and 2002, respectively.

        The provision (benefit) for income taxes differs from the amount calculated by multiplying income before provision (benefit) for income taxes by the statutory Federal income tax rate due to the following:

                                        Years Ended July 31,
                                 ----------------------------------
                                   2000         2001         2002
                                 --------     --------     --------
Statutory rate                       34.0%        34.0%        34.0%
Change in valuation allowance       (90.9)          --           --
Foreign income taxes                  7.2        123.2          5.1
State income taxes                    2.0        (11.3)         2.6
Non-deductible life insurance
 premiums and entertainment
 expenses                             2.5         39.4           .8
U. S. tax treatment of foreign
 operations                         (13.6)      (202.2)        (3.8)
Other                                (3.6)        79.5           .6
                                 --------     --------     --------

Effective rate                      (62.4)%       62.6%        39.3%
                                 ========     ========     ========

        The Company had a net operating loss carryforward of approximately $2,697,000 at July 31, 2002, a portion of which expires July 31, 2012 and the remainder of which expires July 31, 2013. Deferred taxes on accumulated other comprehensive income were $171,000 as of July 31, 2002. After the completion of the fourth quarter of fiscal 1998, the Company determined that a valuation allowance of $2,000,000 against the net operating loss carryforward was necessary as of July 31, 1998.

        During 1999, the valuation allowance was reduced to $1,384,000. Statement No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. After the completion of the fourth quarter of fiscal 2000, the Company determined that it was more likely than not that the deferred tax asset related to the net operating loss carryforward will be realized. Accordingly, the valuation allowance was eliminated at July 31, 2000.

        As of July 31, 2002, the Company had state job credits of $509,000, a portion of which expire in 2003. During fiscal 2002, the Company determined that it would not be able to utilize the credits scheduled to expire in 2003 due to the overall net operating loss carryforward. Accordingly, the Company reduced the asset by $222,000 at July 31, 2002.

        The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                              2001       2002
                                            --------   --------
                                              (in thousands)
Deferred tax assets -
   Reserves for product costs               $    493   $    311
   Reserves for compensation and benefits        314        464
   State job tax credit carryforwards            509        287
   Accounts receivable reserves                   47         39
   Other                                         171        347
   Net operating loss carryforward             2,193        998
                                            --------   --------
   Deferred tax assets                         3,727      2,446
                                            --------   --------
Deferred tax liabilities -
   Depreciation                                  694        577
                                            --------   --------

Net deferred tax asset                      $  3,033   $  1,869
                                            ========   ========

        The net deferred tax asset is recorded as $1,025,000 in current and $2,008,000 in non-current assets for fiscal 2001 and $1,161,000 in current and $708,000 in non-current assets for fiscal 2002.

(8)     CONSOLIDATED STATEMENTS OF CASH FLOWS

        Interest of approximately $1.9 million, $1.8 million and $1.4 million was paid during 2000, 2001, and 2002, respectively. Income tax payments of $5,499, $32,202 and $7,500 were made in 2000, 2001, and 2002.

(9)     OPERATING SEGMENT INFORMATION

        The Company does not reflect segment disclosures as the CEO and President, the Company's Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.

        The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:

                     2000       2001       2002
                 --------   --------   --------
                         (in thousands)
Net sales:
   Domestic      $ 60,335   $ 58,726   $ 62,538
   Foreign         12,874     14,693     16,963
                 --------   --------   --------

     Total       $ 73,209   $ 73,419   $ 79,501
                 ========   ========   ========

        The majority of foreign sales are concentrated in Canada, Australia and Europe.

        Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment. There are no long-lived assets in any foreign country other than Mexico.

(10)    SALES TO A MAJOR CUSTOMER

        During 2000, 2001, and 2002 one customer accounted for approximately 13%, 12% and 9% of consolidated net sales, respectively. No other customer accounted for 10% or more of consolidated net sales in 2000, 2001 or 2002, and no customer accounted for 10% or more of consolidated net sales in 2002.

(11)    CONCENTRATIONS OF CREDIT RISK

        The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2002.

(12)    SEVERANCE AND MERGER COSTS

        During fiscal 2000, the Company recognized $1.9 million in severance costs related to the Company's completion of the relocation of the remaining manufacturing processes to Mexico. The total number of employees affected was 161. Severance cost for all identified employees were fully accrued as of January 31, 2000 and paid by April 30, 2001. The Company incurred no relocation-related severance costs during fiscal 2002 or 2001.

        During fiscal 2001, the Company incurred $.4 million in costs associated with its terminated merger with Cobra Electronics, Inc. During fiscal 2000, the Company incurred $.3 million in costs associated with its terminated merger with Orbital Sciences Corporation. The Company incurred no merger costs during fiscal 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LOWRANCE ELECTRONICS, INC.


DATE: October 16, 2002                 BY: /s/ Darrell J. Lowrance
     ------------------------             --------------------------------------
                                          Darrell J. Lowrance,
                                          President and
                                          Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:



/s/ Darrell J. Lowrance
-----------------------------
Darrell J. Lowrance                      President and Chief Executive                             October 16, 2002
                                         Officer, and Director
                                         (Principal Executive Officer)



/s/ Douglas J. Townsdin
-----------------------------
Douglas J. Townsdin                      Vice President of Finance and                             October 16, 2002
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)



/s/ George W. Jones
-----------------------------
George W. Jones                          Director                                                  October 16, 2002



/s/ Peter F. Foley, III
-----------------------------
Peter F. Foley, III                      Director                                                  October 16, 2002



/s/ Michael B. Montgomery
-----------------------------
Michael B. Montgomery                    Director                                                  October 16, 2002

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Darrell J. Lowrance, certify that:

     1. I have reviewed this annual report on Form 10-K of Lowrance Electronics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

          Date: October 16, 2002

                                       /s/ Darrell J. Lowrance
                                       -----------------------
                                       Darrell J. Lowrance
                                       President and Chief Executive Officer


                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Douglas J. Townsdin, certify that:

     1. I have reviewed this annual report on Form 10-K of Lowrance Electronics, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

           Date: October 16, 2002

                                       /s/ Douglas J. Townsdin
                                       -----------------------
                                       Douglas J. Townsdin
                                       Vice President of Finance
                                       and Chief Financial Officer

                                INDEX TO EXHIBITS

               EXHIBIT
               NUMBER            DESCRIPTION
               ------            -----------
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

                 10.10           Sixth Amendment to Credit Agreement dated March
                                 17, 1993, by and between the Company and Norwest Business Credit, Inc., previously filed as Exhibit 10.10 to the Company's 1992 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

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

                 10.13           Loan and Security Agreement dated December 15,
                                 1993, by the Company in favor of Barclays
                                 Business Credit, Inc., previously filed as
                                 Exhibit 10.13 to the Company's 1994 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.14 Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation
                                 (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.15 Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation
                                 (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation
                                 (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company's 1995 Annual Report Report on Form
                                 10-K, which is incorporated herein by reference thereto.

                 10.17 Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation
                                 (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.18 Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit 10.18 to the Company's 1995 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.19           First Amendment to Mortgage, Security
                                 Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation
                                 (formerly Barclays Business Credit, Inc.)
                                 previously filed as Exhibit 10.19 to the Company's 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

                 10.33 Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.33 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.34 Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as
                                 Exhibit 10.34 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.35 Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.35 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.36 Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.36 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.37 Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio
                                 Geffroy de Flourie, Elizabeth Pierret Pepita
                                 Flourie Geffroy, Edith Elizabeth Cuquita
                                 Flourie Geffroy and Lowrance Electronica de
                                 Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.38           2001 Stock Option Plan of the Company,
                                 previously filed as Exhibit 10.38 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.39           NonQualified Stock Option Agreement between the
                                 Company and Ron G. Weber dated July 25, 2001, previously filed as Exhibit 10.39 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.40           Incentive Stock Option Agreement between the
                                 Company and Ron G. Weber dated July 25, 2001, previously filed as Exhibit 10.40 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.41           Incentive Stock Option Agreement between the
                                 Company and Douglas Townsdin dated October 4,
                                 2001, previously filed as Exhibit 10.41 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.42           Incentive Stock Option Agreement between the
                                 Company and Bob G. Callaway dated July 25,
                                 2001, previously filed as Exhibit 10.42 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.43           Incentive Stock Option Agreement between the
                                 Company and Mark McQuown dated July 25, 2001, previously filed as Exhibit 10.43 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.44           Incentive Stock Option Agreement between the
                                 Company and Jane M. Kaiser dated July 25, 2001, previously filed as Exhibit 10.44 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.46           Fourteenth Amendment to Loan and Security
                                 Agreement dated March 11, 2002 by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company's 2002
                                 Quarterly Report on Form 10-Q, which is
                                 incorporated herein by reference thereto.

                 22.13           Subsidiaries of the Company as of July 31,
                                 2001, previously filed as Exhibit 22.13 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 99.1            Certification of Periodic Financial Report
                                 Pursuant to 18 U.S.C. Section 1350, executed by
                                 Darrell J. Lowrance, President and Chief
                                 Executive Officer of Lowrance Electronics, Inc.
                                 and Douglas J. Townsdin, Vice President of
                                 Finance and Chief Financial Officer of Lowrance
                                 Electronics, Inc., filed herewith.

                 99.2            Calculation of weighted average shares
                                 outstanding as of July 31, 2002, filed
                                 herewith.