Form 10-Q
period 2002-10-31
LOWRANCE ELECTRONICS INC
filed 2002-12-12
CIK 804073

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                                   ----------


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

At October 31, 2002, there were 3,761,196 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.      Condensed Consolidated Balance Sheets -
                      October 31, 2002 and 2001, and July 31, 2002...............................              3

                  Condensed Consolidated Statements of Operations and Comprehensive Income -
                      Three Months Ended October 31, 2002 and 2001...............................              4

                  Condensed Consolidated Statements of Cash Flows -
                      Three Months Ended October 31, 2002 and 2001...............................              5

                  Notes to Condensed Consolidated Financial Statements...........................            6-8

     ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................           9-11

     ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk ....................             11

     ITEM 4.      Controls and Procedures .......................................................             12



PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings..............................................................             12

     ITEM 2.      Changes in Securities..........................................................             12

     ITEM 3.      Defaults Upon Senior Securities................................................             12

     ITEM 4.      Submission of Matters to a Vote of Security Holders............................             12

     ITEM 5.      Other Information..............................................................             12

     ITEM 6.      Exhibits and Reports on Form 8-K...............................................          12-17


     SIGNATURES .................................................................................             17

     CERTIFICATIONS .............................................................................          18-19

                           LOWRANCE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 Oct. 31,      Oct. 31,      July 31,
                                                                                   2002          2001          2002
                                                                                ----------    ----------    ----------
                                                                                            (in thousands)
                                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $      634    $      679    $      903
     Trade accounts receivable, less allowances                                      4,966         5,376         7,695
     Inventories                                                                    14,859        17,430        12,130
     Current deferred income taxes                                                   1,006         1,025         1,161
     Prepaid expenses                                                                1,115           690         1,012
                                                                                ----------    ----------    ----------

         Total current assets                                                       22,580        25,200        22,901

PROPERTY, PLANT, AND EQUIPMENT, net                                                  7,133         7,546         7,104

OTHER ASSETS                                                                            49            51            49

DEFERRED INCOME TAXES                                                                1,757         3,163           708
                                                                                ----------    ----------    ----------

                                                                                $   31,519    $   35,960    $   30,762
                                                                                ==========    ==========    ==========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                       $    1,780    $    1,929    $    1,817
     Accounts payable                                                                4,049         5,949         4,420
     Accrued liabilities                                                             4,009         3,716         3,983
                                                                                ----------    ----------    ----------

         Total current liabilities                                                   9,838        11,594        10,220
                                                                                ----------    ----------    ----------

LONG-TERM DEBT, less current
     maturities                                                                      8,720        14,462         6,183
                                                                                ----------    ----------    ----------

STOCKHOLDERS' EQUITY:
     Preferred stock, 230,000 shares authorized, none issued                            --            --            --
     Common stock, $.10 par value, 10,000,000 shares
         authorized; 3,761,196 shares issued and outstanding at October 31,
         2002; 3,768,796 shares issued and outstanding at October 31, 2001;
         3,768,796 shares
         issued and 3,761,196 outstanding at July 31, 2002                             377           377           377
     Paid-in capital                                                                 7,073         7,073         7,073
     Treasury stock, at cost                                                            --            --           (26)
     Retained earnings                                                               5,769         2,951         7,227
     Accumulated other comprehensive loss                                             (258)         (497)         (292)
                                                                                ----------    ----------    ----------

         Total stockholders' equity                                                 12,961         9,904        14,359
                                                                                ----------    ----------    ----------

                                                                                $   31,519    $   35,960    $   30,762
                                                                                ==========    ==========    ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                      -------------------------------
                                                       Oct. 31,             Oct. 31,
                                                         2002                 2001
                                                      ----------           ----------
                                               (in thousands, except per share information)
NET SALES                                             $   11,155           $   11,023

COST OF SALES                                              7,032                8,019
                                                      ----------           ----------

         Gross profit                                      4,123                3,004

OPERATING EXPENSES:
     Selling and administrative                            5,160                4,798
     Research and development                              1,050                  826
                                                      ----------           ----------

         Total operating expenses                          6,210                5,624
                                                      ----------           ----------

         Operating loss                                   (2,087)              (2,620)
                                                      ----------           ----------

OTHER EXPENSES:
     Interest expense                                        201                  388
     Other, net                                               36                  (13)
                                                      ----------           ----------

         Total other expenses                                237                  375
                                                      ----------           ----------

LOSS BEFORE INCOME TAXES                                  (2,324)              (2,995)

BENEFIT FOR INCOME TAXES                                    (892)              (1,108)
                                                      ----------           ----------

NET LOSS                                              $   (1,432)          $   (1,887)
                                                      ==========           ==========

NET LOSS PER COMMON SHARE:
     Basic                                            $     (.38)          $     (.50)
                                                      ==========           ==========
     Diluted                                          $     (.38)          $     (.50)
                                                      ==========           ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
     Basic                                                 3,761                3,769
                                                      ==========           ==========
     Diluted                                               3,761                3,769
                                                      ==========           ==========

DIVIDENDS                                                   NONE                 NONE
                                                      ==========           ==========

OTHER COMPREHENSIVE LOSS NET OF TAX:

NET LOSS                                              $   (1,432)          $   (1,887)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                       34                  (86)
                                                      ----------           ----------

COMPREHENSIVE LOSS                                    $   (1,398)          $   (1,973)
                                                      ==========           ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                      -------------------------------
                                                                       Oct. 31              Oct. 31
                                                                         2002                 2001
                                                                      ----------           ----------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                         $   (1,432)          $   (1,887)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                       595                  499
         Deferred income taxes                                              (894)              (1,155)
     Changes in operating assets and liabilities:
         (Increase)decrease in trade accounts receivable                   2,729                1,368
         (Increase)decrease in inventories                                (2,729)               1,422
         (Increase)decrease in prepaids and other assets                    (103)                (141)
         Increase (decrease) in accounts payable and
           accrued liabilities                                              (345)                 201
                                                                      ----------           ----------

         Net cash provided by (used in) operating activities              (2,179)                 307
                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                   (498)                (114)
                                                                      ----------           ----------

         Net cash used in investing activities                              (498)                (114)
                                                                      ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit line                               16,252               11,975
     Repayments of borrowings under revolving credit line                (13,414)             (11,620)
     Principal payments on term loans and capital
      lease obligations                                                     (464)                (477)
                                                                      ----------           ----------

         Net cash provided by (used in) financing activities               2,374                 (122)

     Effect of exchange rate changes on cash                                  34                  (86)
                                                                      ----------           ----------
         Net decrease in cash and cash equivalents                          (269)                 (15)

CASH AND CASH EQUIVALENTS - beginning of period                              903                  694
                                                                      ----------           ----------

CASH AND CASH EQUIVALENTS - end of period                             $      634           $      679
                                                                      ==========           ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTH PERIODS ENDED OCTOBER 31, 2002 AND 2001
                                   (Unaudited)


(1)    PRINCIPLES OF PREPARATION

       The financial statements subsequent to July 31, 2002 and with respect to the interim three month periods ended October 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2002, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report for the year ended July 31, 2002 filed with the Securities and Exchange Commission on Form 10-K.

       Certain reclassifications have been made to the October 31, 2001 financial statements to conform to the classifications used for the period ended October 31, 2002.


(2)    INVENTORIES

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                           Oct. 31,           Oct. 31,           July 31,
                             2002               2001               2002
                           --------           --------           --------
                                           (in thousands)
Raw materials              $  4,105           $  6,149           $  3,350
Work-in-process               2,838              1,644              2,135
Finished goods                8,602             11,411              7,186
Reserves                       (687)            (1,774)              (541)
                           --------           --------           --------

Total inventories          $ 14,859           $ 17,430           $ 12,130
                           ========           ========           ========

       Inventories as of October 31, 2002 were 14.8% lower than October 31, 2001. Inventory on hand at November 30, 2002 for products the Company expects to discontinue during fiscal 2003 was $1.9 million as compared to $3.4 million at July 31, 2002. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2003.

(3)    LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and the revolving credit line are summarized below:

                                                              Oct. 31,          Oct. 31,          July 31,
                                                                2002              2001              2002
                                                              --------          --------          --------
                                                                             (in thousands)
Revolving credit line                                         $  6,770          $ 11,135          $  3,932
Term loan                                                        2,228             3,467             2,538
Capitalized equipment lease obligations (net),
     payable in monthly installments of approximately
     $54,000 including interest at rates from 3.9% to
     13.5%, with final payments ranging from March
     2003 through June 2007                                      1,502             1,789             1,530
                                                              --------          --------          --------
                                                                10,500            16,391             8,000

Less - current maturities                                        1,780             1,929             1,817
                                                              --------          --------          --------

Total long-term debt                                          $  8,720          $ 14,462          $  6,183
                                                              ========          ========          ========

       At October 31, 2002, the Company's financing facility consisted of $7.4 million in term loans and a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus 1.0%, which was 5.75% as of October 31, 2002. The Company had $1.6 million available under the revolving credit line at October 31, 2002.

       The Company was in compliance with all debt covenants at October 31, 2002.

       During November 2002, the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line and term loans from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus .5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility.

       The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the revolving credit line in lieu of compensating balances.

       The Company's indebtedness is collateralized by substantially all of the Company's assets.

(4)    CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the three months ended October 31, 2002, and October 31, 2001, the Company paid interest of approximately $.2 million and $.4 million, respectively.

       Incremental capital lease borrowings of $126,000 are included in property, plant and equipment balances for the three months ended October 31, 2002 as compared to $198,000 for the same period last year. Total capital expenditures for the period, including capital leases borrowings, were $624,000 as compared to $312,000 for the previous period.

(5)    OPERATING SEGMENT INFORMATION

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

       Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment, in the Company's 2002 Annual Report on Form 10-K. There are no long-lived assets in any foreign country other than Mexico.

(6)    EARNINGS PER SHARE

       Basic and diluted earnings per share is calculated as follows:


                                                       INCOME                SHARES              PER-SHARE
                                                     (NUMERATOR)           DENOMINATOR             AMOUNT
                                                     -----------           -----------          -----------
FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

    BASIC EPS
    Net Income (loss) available to common
    stockholders                                     $(1,432,000)            3,761,196          $     (0.38)
                                                                                                ===========

    EFFECT OF DILUTIVE SECURITIES
    2001 Stock Option Plan Options(a)                         --                    --
                                                     -----------           -----------

    DILUTED EPS
    Net Income(loss) available to common
    stockholders + assumed conversions               $(1,432,000)            3,761,196          $     (0.38)
                                                     ===========           ===========          ===========

FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

    BASIC EPS
    Net Income(loss) available to common
    stockholders                                     $(1,887,000)            3,768,796          $     (0.50)
                                                                                                ===========

    EFFECT OF DILUTIVE SECURITIES
    2001 Stock Option Plan Options(a)                         --                    --
                                                     -----------           -----------

    DILUTED EPS
    Net Income(loss) available to common
    stockholders + assumed conversions               $(1,887,000)            3,768,796          $     (0.50)
                                                     ===========           ===========          ===========

       (a) The effect of the 2001 Stock Option Plan options are not included as they are anti-dilutive.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 - SALES AND MARGIN

Total net sales increased by 1.2% for the three months ended October 31, 2002 as compared to the same period last year while total unit sales increased by 6.4%. The gross profit margin increased to 37.0% as compared to 27.3% for the same period last year.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units decreased by 6.0% for the three months ended October 31, 2002 as compared to the same period last year while unit sales increased by 3.0%. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units decreased by 2.1% for the three months ended October 31, 2002 as compared to the same period last year. The overall decrease in sales dollars on a unit sales increase is due to product mix fluctuations. The decrease in gross profit dollars was less than the decrease in sales dollars as the gross profit margin increased to 37.5% for the three months ended October 31, 2002 compared to 36.1% in the same period last year.

Stand-alone GPS navigation sales increased by 17.1% for the three months ended October 31, 2002 while unit sales increased by 10.8%. Gross profit on GPS navigation units increased by 585% for the three months ended October 31, 2002 compared to the same period last year. Gross profit in the three month period ended October 31, 2001 was impacted by a promotion involving a hand-held GPS unit. There were no similar promotions involving GPS units during the three month period ended October 31, 2002.

Accessory sales increased by 11.8% for the three months ended October 31, 2002 as compared to the same period last year while gross profit on these sales increased by 14.1%.

Original equipment (OEM) SONAR sales to boat manufacturers increased by 20.2% on a 16.2% unit increase as compared to the same period last year. The original equipment market is continuing to improve from the major decrease in boat sales that occurred as a result of the general economic downturn last year. Original equipment SONAR sales were 8.4% of total net sales as compared to 7.1% last year. Gross profit on OEM units increased by 16.5% year over year. Gross profit on OEM units was 4.2% of total gross profit as compared to 5.0% last year.


THREE MONTHS ENDED OCTOBER 31, 2002 - OPERATING EXPENSES AND INCOME

Operating expenses increased by $586,000 for the three months ended October 31, 2002 as compared to the same period last year, an increase of 10.4%.

The increase in selling and administrative expenses (an increase of 7.5%) and the increase in research and development costs (an increase of 27.1%) directly relate to the 25 new products announced for fiscal 2003, more than double the number of new products in the previous year. The increase in selling and administrative expenses is due primarily to increased advertising and marketing efforts focused on the new products. The increase in research and development expense relates to the design of the new products.

The operating loss decreased by $533,000, or 20.3% for the three months ended October 31, 2002 as compared to the same period last year.

THREE MONTHS ENDED OCTOBER 31, 2002 - INTEREST EXPENSE

Interest expense was $201,000 for the three months ended October 31, 2002 as compared to $388,000 for the same period last year, a decrease of 48.2%. This decrease is primarily related to a 35.9% reduction in debt primarily as a result of a decrease in inventories. In addition, the interest rate on the Company's primary financing facility was lower in the three months ended October 31, 2002 compared to the three months ended October 31, 2001 as a result of a decrease in the prime rate which ranged from 6.75% down to 5.50% in the three month period ended October 31, 2001 and was 4.75% throughout the three month period ended October 31, 2002.

THREE MONTHS ENDED OCTOBER 31, 2002 - INCOME TAXES

The effective tax rates for the three month periods ended October 31, 2002 and 2001 were 38.4% and 37.0%, respectively.

THREE MONTHS ENDED OCTOBER 31, 2002 - NET LOSS

The net loss for the three month periods ended October 31, 2002 and 2001 was $1,432,000 and $1,887,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At October 31, 2002, the Company had $1.6 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. The term loans had a remaining balance of $2.3 million at October 31, 2002.

The Company was in compliance with all loan covenants at October 31, 2002.

During November 2002, the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line and term loans from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus .5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility.

Cash flows used in operations were ($2.2 million) for the three months ended October 31, 2002 as compared to $.3 million provided by operations for the same period last year. Inventories at July 31, 2002, the beginning of the fiscal 2003 first quarter, were 35.6% lower than inventories at July 31, 2001, the beginning of the fiscal 2002 first quarter. Inventories increased by $2,729,000 during the three month period ended October 31, 2002 which was the primary factor in the change in operating cash flow compared to the three month period ended October 31, 2001. The increase in inventories in the first quarter of the fiscal year is historically more representative of the seasonal nature of the Company's operations. Operating cash flows were utilized to fund capital expenditures of $.5 million and an additional $.1 million of capital expenditures was funded by capital lease borrowings.

Inventories as of October 31, 2002 were 14.8% lower than October 31, 2001. Discontinued inventory attributable to fiscal 2003 product decisions was approximately $1.9 million at November 30, 2002 as compared to $3.4 million at July 31, 2002. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold by the end of fiscal 2003. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the condensed consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate for the three months ended October 31, 2002 would have had a negative after-tax impact of approximately $6,000.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Controls and Procedures - Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in Internal Controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Not applicable

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

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

              Exhibit Index:

                 3.1 Restated Certificate of Incorporation of Lowrance Electronics, Inc., filed herewith.

                 3.2 By-Laws of Lowrance Electronics, Inc., filed herewith.

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

                 10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company's 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

                 10.33 Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.33 to the Company's 2001 Annual
                                 Report on Form 10-K, previously filed as
                                 Exhibit 10.33 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.34 Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as
                                 Exhibit 10.34 to the Company's 2001 Annual
                                 Report on Form 10-K, previously filed as
                                 Exhibit 10.34 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.35 Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.35 to the Company's 2001 Annual
                                 Report on Form 10-K, previously filed as
                                 Exhibit 10.35 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.36 Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as
                                 Exhibit 10.36 to the Company's 2001 Annual
                                 Report on Form 10-K, previously filed as
                                 Exhibit 10.36 to the Company's 2001 Annual
                                 Report on Form 10-K, which is incorporated herein by reference thereto.

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

                 10.44 Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 25, 2001, previously filed as Exhibit 10.44 to the Company' 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

                 10.45 Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, previously filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q dated October 31, 2001, which is incorporated herein by reference thereto.

                 10.46 Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company's 2002 Quarterly Report on Form 10-Q dated January 31, 2002, which is incorporated herein by reference thereto.

                 10.47 Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002 by and between the Company and Fleet Capital, filed herewith.

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

              (b.)   Reports on Form 8-K:

                     None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LOWRANCE ELECTRONICS, INC.


DATE: December 12, 2002                BY: /s/ Darrell J. Lowrance
      -----------------                ---------------------------
                                       Darrell J. Lowrance,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



DATE: December 12, 2002                BY: /s/ Douglas J. Townsdin
      -----------------                ---------------------------
                                       Douglas J. Townsdin
                                       Vice President of Finance and
                                         Chief Financial Officer
                                       (Principal Financial Officer)

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER


I, Darrell J. Lowrance, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lowrance Electronics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Dated: December 12, 2002

                                           /s/ Darrell J. Lowrance
                                           -----------------------
                                           Darrell J. Lowrance
                                           President and Chief Executive Officer

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER


I, Douglas J. Townsdin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lowrance Electronics, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Dated: December 12, 2002

                                            /s/ Douglas J. Townsdin
                                            -----------------------
                                            Douglas J. Townsdin
                                            Vice President of Finance
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

             EXHIBIT NO.
                 3.1             Restated Certificate of Incorporation of
                                 Lowrance Electronics, Inc., filed herewith.

                 3.2 By-Laws of Lowrance Electronics, Inc., filed herewith.

                 10.47           Fifteenth Amendment to Loan and Security
                                 Agreement dated November 26, 2002 by and between the Company and Fleet Capital, filed herewith.

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