Form 10-Q
period 2003-01-31
LOWRANCE ELECTRONICS INC
filed 2003-03-13
CIK 804073

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         ------------------------------------------------------------

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

          ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

         ------------------------------------------------------------


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

                          YES   X         NO
                              -----          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          YES             NO   X
                              -----          -----

At January 31, 2003, there were 3,761,196 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                          PAGE
                                                                                                         -------
PART I.           FINANCIAL INFORMATION
     ITEM 1.      Condensed Consolidated Balance Sheets -
                      January 31, 2003 and 2002, and July 31, 2002 ..............................              3

                  Condensed Consolidated Statements of Operations and Comprehensive Income -
                      Three Months and Six Months Ended January 31, 2003 and 2002 ...............              4

                  Condensed Consolidated Statements of Cash Flows -
                      Six Months Ended January 31, 2003 and 2002 ................................              5

                  Notes to Condensed Consolidated Financial Statements ..........................          6 - 9

     ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .............................        10 - 13

     ITEM 3.      Quantitative and Qualitative Disclosure about Market Risk .....................             14

     ITEM 4.      Controls and Procedures .......................................................             14


PART II. OTHER INFORMATION

     ITEM 1.      Legal Proceedings .............................................................             14

     ITEM 2.      Changes in Securities .........................................................             14

     ITEM 3.      Defaults Upon Senior Securities ...............................................             15

     ITEM 4.      Submission of Matters to a Vote of Security Holders ...........................             15

     ITEM 5.      Other Information .............................................................             15

     ITEM 6.      Exhibits and Reports on Form 8-K ..............................................        15 - 19

     SIGNATURES .................................................................................             20

     CERTIFICATIONS .............................................................................        21 - 22

                           LOWRANCE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                  January 31,      January 31,        July 31,
                                                                                     2003             2002              2002
                                                                                  -----------      -----------      -----------
                                                                                                  (in thousands)
                                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $       705      $       881      $       903
     Accounts receivable, less allowances                                              14,350           10,772            7,695
     Inventories                                                                       18,715           17,847           12,130
     Current deferred income taxes                                                        973            1,027            1,161
     Prepaid expenses                                                                   1,134              684            1,012
                                                                                  -----------      -----------      -----------
         Total current assets                                                          35,877           31,211           22,901

PROPERTY, PLANT, AND EQUIPMENT, net                                                     7,444            7,340            7,104

OTHER ASSETS                                                                               49               51               49

DEFERRED INCOME TAXES                                                                   1,441            3,220              708
                                                                                  -----------      -----------      -----------
                                                                                  $    44,811      $    41,822      $    30,762
                                                                                  ===========      ===========      ===========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                         $     1,909      $     1,922      $     1,817
     Accounts payable                                                                   8,572           10,259            4,420
     Accrued liabilities                                                                4,477            3,912            3,983
                                                                                  -----------      -----------      -----------
         Total current liabilities                                                     14,958           16,093           10,220

LONG-TERM DEBT, less current maturities                                                16,215           15,829            6,183

STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares issued and outstanding at January 31, 2003 and July 31, 2002;
         3,768,796 shares issued and outstanding at January 31, 2002                      377              377              377
     Paid-in capital                                                                    7,073            7,073            7,073
     Treasury stock, at cost                                                               --               --              (26)
     Retained earnings                                                                  6,389            2,945            7,227
     Accumulated other comprehensive loss                                                (201)            (495)            (292)
                                                                                  -----------      -----------      -----------
     Total stockholders' equity                                                        13,638            9,900           14,359
                                                                                  -----------      -----------      -----------

                                                                                  $    44,811      $    41,822      $    30,762
                                                                                  ===========      ===========      ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                             Three Months Ended                 Six Months Ended
                                      ------------------------------      ------------------------------
                                       January 31,       January 31,      January 31,       January 31,
                                          2003              2002              2003              2002
                                      ------------      ------------      ------------      ------------
                                                 (in thousands, except per share information)

NET SALES                             $     21,514      $     17,077      $     32,669      $     28,100

COST OF SALES                               13,785            11,111            20,817            19,130
                                      ------------      ------------      ------------      ------------
         Gross profit                        7,729             5,966            11,852             8,970
                                      ------------      ------------      ------------      ------------
OPERATING EXPENSES:
     Selling and administrative              5,466             5,009            10,626             9,807
     Research and development                  961               611             2,011             1,437
                                      ------------      ------------      ------------      ------------
         Total operating expenses            6,427             5,620            12,637            11,244
                                      ------------      ------------      ------------      ------------
         Operating income (loss)             1,302               346              (785)           (2,274)
                                      ------------      ------------      ------------      ------------
OTHER EXPENSES:
     Interest expense                          319               373               520               761
     Other, net                                (28)              (18)                8               (31)
                                      ------------      ------------      ------------      ------------
         Total other expenses                  291               355               528               730
                                      ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE
     INCOME TAXES                            1,011                (9)           (1,313)           (3,004)

PROVISION FOR
     (BENEFIT FROM) INCOME TAXES               391                (3)             (501)           (1,111)
                                      ------------      ------------      ------------      ------------
NET INCOME (LOSS)                     $        620      $         (6)     $       (812)     $     (1,893)
                                      ============      ============      ============      ============
NET INCOME (LOSS) PER SHARE
     BASIC                            $        .16      $        .00      $       (.22)     $       (.50)
                                      ============      ============      ============      ============
     DILUTED                          $        .16      $        .00      $       (.22)     $       (.50)
                                      ============      ============      ============      ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
     BASIC                                   3,761             3,769             3,761             3,769
                                      ============      ============      ============      ============
     DILUTED                                 3,885             3,769             3,761             3,769
                                      ============      ============      ============      ============
DIVIDENDS                                     NONE              NONE              NONE              NONE
                                      ============      ============      ============      ============
OTHER COMPREHENSIVE INCOME
     (LOSS) NET OF TAX:

NET INCOME (LOSS)                     $        620      $         (6)     $       (812)     $     (1,893)

FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                 57                 2                91               (84)
                                      ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME (LOSS)           $        677      $         (4)     $       (721)     $     (1,977)
                                      ============      ============      ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Six Months Ended
                                                                   ------------------------------
                                                                    January 31,      January 31,
                                                                       2003              2002
                                                                   ------------      ------------
                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                      $       (812)     $     (1,893)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                    1,119             1,067
         Gain on retirement of fixed assets                                 (21)               (1)
         Deferred income taxes                                             (545)           (1,214)
     Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable                (6,655)           (4,028)
         (Increase) decrease in inventories                              (6,585)            1,005
         (Increase) decrease in prepaids and other assets                  (122)             (135)
         Increase (decrease) in accounts payable and
              accrued liabilities                                         4,646             4,707
                                                                   ------------      ------------
         Net cash used in operating activities                     $     (8,975)     $       (492)
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                          $       (967)     $       (344)
     Proceeds from sales of property                                         21                 1
                                                                   ------------      ------------
         Net cash used in investing activities                     $       (946)     $       (343)
                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit line                        $     35,417      $     24,388
     Repayments of borrowings under revolving credit line               (24,856)          (22,643)
     Principal payments on term loans and capital
         lease obligations                                                 (929)             (639)
                                                                   ------------      ------------
         Net cash provided by financing activities                 $      9,632      $      1,106

     Effect of exchange rate changes on cash                                 91               (84)
                                                                   ------------      ------------
         Net increase (decrease) in cash and cash equivalents      $       (198)     $        187

CASH AND CASH EQUIVALENTS - beginning of period                             903               694
                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS - end of period                          $        705      $        881
                                                                   ============      ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (Unaudited)


(1)      PRINCIPLES OF PREPARATION

         The financial statements subsequent to July 31, 2002 and with respect to the interim three and six month periods ended January 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the six months ended January 31, 2003, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report for the year ended July 31, 2002 filed with the Securities and Exchange Commission on Form 10-K.

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties, that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial position or results of operations.

         Certain reclassifications have been made to the January 31, 2002 financial statements to conform to the classifications used for the period ended January 31, 2003.

(2)      BALANCE SHEET DETAIL

         Inventories -

         Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:


                        Jan. 31,          Jan. 31,          July 31,
                          2003              2002              2002
                      ------------      ------------      ------------
                                       (in thousands)

Raw materials         $      6,661      $      6,351      $      3,350
Work-in-process              4,396             3,271             2,135
Finished goods               8,442             9,986             7,186
Reserves                      (784)           (1,760)             (541)
                      ------------      ------------      ------------
Total inventories     $     18,715      $     17,847      $     12,130
                      ============      ============      ============


         Inventory on hand at February 28, 2003 for products the Company discontinued during fiscal 2003 was $699,000; inventory of those specific products amounted to $3.4 million at July 31, 2002. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2003.

(3)      PRODUCT WARRANTIES

         The following represents a tabular presentation of the changes in the Company's aggregate product warranty liability for the six-month reporting period.

                                                 Six Months Ended
                                           ------------------------------
                                             Jan. 31,          Jan. 31,
                                               2003              2002
                                           ------------      ------------
                                                   (in thousands)
Beginning balance                          $        720      $        889
Warranty cost incurred                             (897)             (834)
New warranties issued                               901               832
Change in beginning of period estimate               55                 3
                                           ------------      ------------
Ending balance                             $        779      $        890
                                           ============      ============



(4)      LONG-TERM DEBT AND REVOLVING CREDIT LINE

         Long-term debt and the revolving credit line are summarized below:


                                                                      Jan. 31,         Jan. 31,         July 31,
                                                                        2003             2002             2002
                                                                    ------------     ------------     ------------
                                                                                    (in thousands)

Revolving credit line                                               $     14,493     $     12,525     $      3,932
Term loan                                                                  1,942            3,633            2,538
Capitalized equipment lease obligations (net),
     payable in monthly installments of approximately $70,000
     including interest at rates from 3.9% to 13.5%, with final
     payments ranging from March 2003 through June 2007                    1,689            1,593            1,530
                                                                    ------------     ------------     ------------
                                                                    $     18,124     $     17,751     $      8,000

Less - current maturities                                                  1,909            1,922            1,817
                                                                    ------------     ------------     ------------
Total long-term debt                                                $     16,215     $     15,829     $      6,183
                                                                    ============     ============     ============


         At January 31, 2003, the Company's financing facility consisted of $7.4 million in term loans, with a remaining balance of $1.9 million, and a revolving credit line that provides for borrowings up to $26.5 million based on varying percentages of qualifying receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .5%, which was 5.25% as of January 31, 2003. The Company had $2.0 million available under the revolving credit line at January 31, 2003.

         The Company was in compliance with all debt covenants at January 31, 2003.

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

(5)      CONSOLIDATED STATEMENTS OF CASH FLOWS

         During the six months ended January 31, 2003 and January 31, 2002, the Company paid interest of $.5 million and $.8 million, respectively.

         Incremental capital lease borrowings of $492,000 are included in property, plant and equipment balances for the six months ended January 31, 2003 as compared to $330,000 for the same period last year. Total capital expenditures for the period, including capital lease borrowings, were $1.5 million as compared to $674,000 for the previous period.

(6)      OPERATING SEGMENTS

         The Company is not required to reflect segment disclosures as the CEO and President, the Company's Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.

         The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The majority of foreign sales are concentrated in Canada, Australia and Europe.

         Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment, in the Company's 2002 Annual Report on Form 10-K. There are no significant long-lived assets in any foreign country other than Mexico.

(7)      EARNINGS PER SHARE
         Basic and diluted earnings (loss) per share is calculated as follows:


                                                     INCOME             SHARES        PER-SHARE
                                                   (NUMERATOR)        DENOMINATOR       AMOUNT
                                                  ------------        -----------    ------------
FOR THE THREE MONTHS ENDED JANUARY 31, 2003

   BASIC EPS
   Net Income available to common stockholders     $    620,000         3,761,196     $       0.16
                                                                                      ============
   EFFECT OF DILUTIVE SECURITIES
   2001 Stock Option Plan Options                            --           124,123
                                                   ------------         ---------
   DILUTED EPS
   Net Income available to common stockholders
   + assumed conversions                           $    620,000         3,885,319     $       0.16
                                                   ============         =========     ============
FOR THE THREE MONTHS ENDED JANUARY 31, 2002

   BASIC EPS
   Net Loss available to common stockholders       $     (6,000)        3,768,796     $       0.00
                                                                                      ============
   EFFECT OF DILUTIVE SECURITIES
   2001 Stock Option Plan Options (a)                        --                --
                                                   ------------         ---------
   DILUTED EPS
   Net Loss available to common stockholders +
   assumed conversions                             $     (6,000)        3,768,796     $       0.00
                                                   ============         =========     ============
FOR THE SIX MONTHS ENDED JANUARY 31, 2003

   BASIC EPS
   Net Loss available to common stockholders       $   (812,000)        3,761,196     $      (0.22)
                                                                                      ============
   EFFECT OF DILUTIVE SECURITIES
   2001 Stock Option Plan Options (a)                        --                --
                                                   ------------         ---------
   DILUTED EPS
   Net Loss available to common stockholders +
   assumed conversions                             $   (812,000)        3,761,196     $      (0.22)
                                                   ============         =========     ============
FOR THE SIX MONTHS ENDED JANUARY 31, 2002

   BASIC EPS
   Net Loss available to common stockholders       $ (1,893,000)        3,768,796     $      (0.50)
                                                                                      ============
   EFFECT OF DILUTIVE SECURITIES
   2001 Stock Option Plan Options (a)                        --                --
                                                   ------------         ---------
   DILUTED EPS
   Net Loss available to common stockholders +
   stockholders + assumed conversions              $ (1,893,000)        3,768,796     $      (0.50)
                                                   ============         =========     ============


(a) The effect of the 2001 Stock Option Plan options are not included as they are anti-dilutive.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended January 31, 2003

SALES AND MARGIN

Total net sales increased by 26.0% for the three months ended January 31, 2003 as compared to the same period last year while total unit sales increased by 71.5%. The gross profit margin increased to 35.9% as compared to 34.9% for the same period last year.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 33.8% for the three months ended January 31, 2003 as compared to the same period last year while unit sales increased 87.0%. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 28.9% as compared to the same period last year. Sales and gross margin increased at a slower rate than unit sales primarily because increases in the low and mid price points of both the Lowrance and Eagle product lines. In addition, during the second quarter the Company introduced its first $79 retail price point unit, the Cuda 128. This unit represented 22.4% of the total sales dollar increase and 28.5% of the total unit sales increase for the three month period ended January 31, 2003 as compared to January 31, 2002. The gross profit margin for non-original equipment SONAR and combination SONAR/GPS navigation units was 39.4% for the three months ended January 31, 2003 as compared to 40.9% for the same period last year.

Stand-alone GPS navigation sales decreased 12.7% for the three months ended January 31, 2003 compared to the same period last year while unit sales decreased 17.1%. Gross profit on GPS navigation units increased by 1183.4% for the three months ended January 31, 2003 compared to the same period last year. Gross profit for the three month period ended January 31, 2002 was negatively impacted by a hand-held GPS unit promotion. There were no similar promotions involving GPS units during the three month period ended January 31, 2003. In addition, the gross margin increase reflects a shift in product mix towards the higher priced, higher margin gimbal mount units.

Accessory sales increased 1.0% for the three months ended January 31, 2003 as compared to the same period last year, while gross profit on these sales decreased by 21.7% as a result of accessory promotions.

Original equipment (OEM) SONAR sales to boat manufacturers increased 41.5% on a 39.8% unit increase as compared to the same period last year. The original equipment market is continuing to improve from the major decrease in boat sales that occurred as a result of the general economic downturn last year. Original equipment SONAR sales were 3.5% of total net sales as compared to 3.1% last year. Gross profit on OEM units increased by 50.0% period over period. Gross profit on OEM units was 1.9% of total gross profit for the three month period ended January 31, 2003 as compared to 1.6% for the same period last year.

OPERATING EXPENSES AND INCOME

Operating expenses increased by $807,000 for the three months ended January 31, 2003 as compared to the same period last year, an increase of 14.4%.

The 9.1% increase in selling and administrative expenses is due to increased advertising and marketing efforts focused on new products and also to insurance cost increases. The increase in research and development expense relates to new product design. The Company announced 25 new products for fiscal 2003 which is more than double its fiscal 2002 new product introductions.

Operating income increased by $956,000 for the three months ended January 31, 2003 as compared to the same period last year.

INTEREST EXPENSE

Interest expense was $319,000 for the three months ended January 31, 2003 as compared to $373,000 for the same period last year, a decrease of 14.5%. This decrease is related to carrying, on average, $3.0 million lower debt balances and also to interest rate decreases. The interest rate on the Company's primary financing facility was lower in the three months ended January 31, 2003 as compared to the three months ended January 31, 2002 as a result of the November 1, 2002 decrease in the interest rate on the credit facility to prime plus .5% from prime plus 1.0% and a period over period decrease in the prime rate which ranged from 4.75% down to 4.25% during the three month period ended January 31, 2003 and from 5.50% down to 4.75% for the three month period ended January 31, 2002.

INCOME TAXES

The effective tax rates for the three month periods ended January 31, 2003 and 2002 were 38.7% and 37.0%, respectively.

NET INCOME (LOSS)

Net income increased by $626,000 for the three month period ended January 31, 2003 as compared to the same period last year.

Six Months Ended January 31, 2003

SALES AND MARGIN

Total net sales increased by 16.3% for the six months ended January 31, 2003 as compared to the same period last year while total unit sales increased by 43.1%. The gross profit margin increased to 36.3% as compared to 31.9% for the same period last year.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 19.9% for the six months ended January 31, 2003 as compared to the same period last year while unit sales increased 53.2%. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 18.9% as compared to the same period last year. Sales and gross margin increased at a slower rate than unit sales because the bulk of the increases were in the low and mid price points of both the Lowrance and Eagle product lines. In addition, during the second quarter the Company introduced its first $79 retail price point unit, the Cuda 128. This unit represented 21.8% of the total sales dollar increase and 26.7% of the total unit sales increase for the six month period ended January 31, 2003 as compared to January 31, 2002. The gross profit margin for non-original equipment SONAR and combination SONAR/GPS navigation units was 38.9% for the six months ended January 31, 2003 as compared to 39.2% for the same period last year.

Stand-alone GPS navigation sales increased 4.4% for the six months ended January 31, 2003 compared to the same period last year while unit sales decreased 6.3%. The sales increase reflects the shift in product mix towards the higher priced, higher margin gimbal mount units. Gross profit on GPS navigation units increased by 596.2% for the six months ended January 31, 2003 compared to the same period last year. Gross profit for the six month period ended January 31, 2002 was negatively impacted by a hand-held GPS unit promotion. There were no similar promotions involving GPS units during the six month period ended January 31, 2003. In addition, the gross margin increase reflects a shift in product mix towards the higher priced, higher margin gimbal mount units.

Accessory sales increased 5.8% for the six months ended January 31, 2003 as compared to the same period last year, while gross profit on these sales decreased by 4.5% as a result of accessory promotions.

Original equipment (OEM) SONAR sales to boat manufacturers increased 28.9% on a 26.0% unit increase as compared to the same period last year. The original equipment market is continuing to improve from the major decrease in boat sales that occurred as a result of the general economic downturn last year. Original equipment SONAR sales were 5.2% of total net sales as compared to 4.7% last year. Gross profit on OEM units increased by 29.6% period over period. Gross profit on OEM units was 2.7% of total gross profit for both six month periods ended January 31, 2003 and January 31, 2002.

OPERATING EXPENSES AND INCOME

Operating expenses increased by $1.4 million for the six months ended January 31, 2003 as compared to the same period last year, an increase of 12.4%.

The 8.4% increase in selling and administrative expenses is due to increased advertising and marketing efforts focused on new products and also to insurance cost increases. The increase in research and development expense relates to new product design. The Company announced 25 new products for fiscal 2003 which are more than double its fiscal 2002 new product introductions.

The operating loss decreased by $1.5 million for the six months ended January 31, 2003 as compared to the same period last year.

INTEREST EXPENSE

Interest expense was $520,000 for the six months ended January 31, 2003 as compared to $761,000 for the same period last year, a decrease of 31.7%. This decrease is related to carrying, on average, $2.0 million lower inventories and $5.0 million lower debt balances, in addition to interest rate decreases. The interest rate on the Company's primary financing facility was lower in the six months ended January 31, 2003 as compared to the six months ended January 31, 2002 as a result of a period over period decrease in the prime rate which ranged from 4.75% down to 4.25% during the six month period ended January 31, 2003 and from 6.75% down to 4.75% for the six month period ended January 31, 2002.

INCOME TAXES

The effective tax rates for the six month period ended January 31, 2003 and 2002 were 38.1% and 37.0%, respectively.

NET LOSS

The net loss for the six month period ended January 31, 2003 decreased by $1,081,000 as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At January 31, 2003, the Company had $2.0 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At January 31, 2003, the term loans had a remaining balance of $1.9 million.

The Company was in compliance with all loan covenants at January 31, 2003.

During November 2002 the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line and term loans from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus .5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility.

Cash flows used in operations were ($8.9 million) for the six months ended January 31, 2003 as compared to ($492,000) for the same period last year. Inventories at July 31, 2002, the beginning of the six month period, were $12.1 million, or 35.6% lower than inventories at July 31, 2001. Inventories increased by $6.6 million during the six month period ended January 31, 2003 which was the primary factor in the change in operating cash flow compared to the six months ended January 31, 2002. The increase in inventories in the first six months of the year is historically more representative of the seasonal nature of the Company's operations. Operating cash flows were utilized to fund capital expenditures of $967,000. An additional $492,000 of capital expenditures was funded by capital lease borrowings.

Inventories as of January 31, 2003 were 4.9% higher than January 31, 2002. Inventory on hand at February 28, 2003 for products the Company discontinued during fiscal 2003 was $699,000; inventory of those specific products amounted to $3.4 million at July 31, 2002. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold by the end of fiscal 2003. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Demand for the Company's products is seasonal. The Company utilizes the revolving line of credit to address its seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy the Company's current working capital and capital equipment needs.

NEW ACCOUNTING STANDARD

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties, that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the condensed consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate for the six months ended January 31, 2003 would have had a negative after-tax impact of approximately $16,000.

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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2002, the Company's Annual Meeting of Stockholders was held. The matters presented to Stockholders and voted on at the meeting, and the results thereof, are as follows:

A. The Company's Stockholders elected the following Class I Director for a three-year term. The voting results were as follows:

                                                   Votes For           Votes Against          Abstaining
         M. Wayne Williams                         3,317,182              366,943                  0

B. The Company's Stockholders ratified the appointment of Deloitte and Touche LLP as the Company's independent accountants for the fiscal year ending July 31, 2003. The voting results were as follows:

                                                   Votes For           Votes Against          Abstaining
         Ratification of appointment
         of independent accountants                3,676,419              6,711                   995

C. The Company's Stockholders approved the proposal to amend the Certificate of Incorporation of Lowrance Electronics, Inc. to eliminate
         (i) authorized shares of Preferred Stock, (ii) provisions relating to separate classes of directors, and (iii) all sixty-three and one-third percent (63 1/3%) shareholder voting requirements, and the filing of a Restated Certificate of Incorporation. The voting results were as follows:

                                                   Votes For           Votes Against          Abstaining
         Approval of Restated
         Certificate of Incorporation Proposal     2,558,333              392,744                5,985

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

         Exhibit Index:

             3.1 Restated Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

             3.2 By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

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

             10.38 2001 Stock Option Plan of the Company, filed as Exhibit A to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on December 11, 2001, previously filed as Exhibit 10.38 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

             10.46 Fourteen Amendment to Loan and Security Agreement dated March 11, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company's 2002 Quarterly Report on Form 10-Q dated January 31, 2002, which is incorporated herein by reference thereto.

             10.47 Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.47 to the Company's 2003 Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

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


(b.)     Reports on Form 8-K.

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LOWRANCE ELECTRONICS, INC.


DATE:  March 13, 2003                  BY:  /s/ Darrell J. Lowrance
       --------------                  -------------------------------------
                                       Darrell J. Lowrance,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



DATE:  March 13, 2003                  BY:  /s/ Douglas J. Townsdin
       --------------                  -------------------------------------
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


          Dated:  March 13, 2003

                                          /s/ Darrell J. Lowrance
                                          -------------------------------------
                                          Darrell J. Lowrance
                                          President and Chief Executive Officer

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


         Dated:  March 13, 2003

                                                  /s/ Douglas J. Townsdin
                                                  ---------------------------
                                                  Douglas J. Townsdin
                                                  Vice President of Finance
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.        DESCRIPTION
-------      -------------------------------------------------------------
  3.1        Restated Certificate of Incorporation of Lowrance
             Electronics, Inc., previously filed as Exhibit 3.1 to
             the Company's Quarterly Report on Form 10-Q dated
             October 31, 2002, which is incorporated herein by
             reference thereto.

  3.2 By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form
             10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

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

  10.38 2001 Stock Option Plan of the Company, filed as Exhibit A to the Company's Proxy Statement for its Annual Meeting of
             Stockholders to be held on December 11, 2001, previously filed as Exhibit 10.38 to the Company's 2001 Annual
             Report on Form 10-K, which is incorporated herein by reference thereto.

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

 10.46      Fourteen Amendment to Loan and Security Agreement dated
            March 11, 2002, by and between the Company and Fleet
            Capital, previously filed as Exhibit 10.46 to the Company's 2002 Quarterly Report on Form 10-Q dated
            January 31, 2002, which is incorporated herein by reference thereto.

 10.47      Fifteenth Amendment to Loan and Security Agreement dated
            November 26, 2002, by and between the Company and Fleet
            Capital, previously filed as Exhibit 10.47 to the Company's 2003 Quarterly Report on Form 10-Q dated
            October 31, 2002, which is incorporated herein by reference thereto.

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