Form 10-Q
period 2003-04-30
LOWRANCE ELECTRONICS INC
filed 2003-06-11
CIK 804073

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
            --------------------------------------------------------

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 2003

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             -----
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______

            --------------------------------------------------------

                         Commission File Number: 0-15240


                           LOWRANCE ELECTRONICS, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                               44-0624411
----------------------                               --------------------------
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

At April 30, 2003, there were 3,761,196 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                    PAGE
                                                                                                   ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Balance Sheets -
             April 30, 2003 and 2002, and July 31, 2002 ..................................             3

         Condensed Consolidated Statements of Operations and Comprehensive Income -
             Three Months and Nine Months Ended
             April 30, 2003 and 2002 .....................................................             4

         Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended April 30, 2003 and 2002 ...................................             5

         Notes to Condensed Consolidated Financial Statements ............................           6-9

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ...............................         10-14

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk .......................            14

ITEM 4.  Controls and Procedures .........................................................            14

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ...............................................................            15

ITEM 2.  Changes in Securities ...........................................................            15

ITEM 3.  Defaults Upon Senior Securities .................................................            15

ITEM 4.  Submission of Matters to a Vote of Security Holders .............................            15

ITEM 5.  Other Information ...............................................................            15

ITEM 6.  Exhibits and Reports on Form 8-K ................................................         15-19

SIGNATURES ...............................................................................            19

CERTIFICATIONS ...........................................................................         20-21

                           LOWRANCE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                April 30,            April 30,           July 31,
                                                                                  2003                 2002                2002
                                                                               ------------        ------------        ------------
                                                                                                  (in thousands)
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $        986        $        983        $        903
     Accounts receivable, less allowances                                            16,352              16,378               7,695
     Inventories                                                                     20,128              12,164              12,130
     Current deferred income taxes                                                    1,139                 911               1,161
     Prepaid expenses                                                                 1,030               1,032               1,012
                                                                               ------------        ------------        ------------
         Total current assets                                                        39,635              31,468              22,901

PROPERTY, PLANT, AND EQUIPMENT, net                                                   7,104               7,100               7,104

OTHER ASSETS                                                                             49                  52                  49

DEFERRED INCOME TAXES                                                                    --               1,336                 708
                                                                               ------------        ------------        ------------
                                                                               $     46,788        $     39,956        $     30,762
                                                                               ============        ============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                      $      1,846        $      1,975        $      1,817
     Accounts payable                                                                 6,243               4,744               4,420
     Accrued liabilities:
       Compensation and benefits                                                      2,240               1,877               2,210
       Product costs                                                                  1,183                 889                 720
       Accrued taxes                                                                    812                  --                  --
       Other                                                                          1,764               1,418               1,053
                                                                               ------------        ------------        ------------
         Total current liabilities                                                   14,088              10,903              10,220

LONG-TERM DEBT, less current
     maturities                                                                      14,282              15,702               6,183

DEFERRED INCOME TAXES                                                                   254                  --                  --

STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value,
      10,000,000 shares authorized, 3,761,196 shares issued and outstanding at April 30, 2003 and July 31, 2002; 3,763,796 shares issued and
      outstanding at April 30, 2002                                                     377                 377                 377
     Paid-in capital                                                                  7,073               7,073               7,073
     Treasury stock, at cost                                                             --                 (18)                (26)
     Retained earnings                                                               10,796               6,362               7,227
     Accumulated other comprehensive loss                                               (82)               (443)               (292)
                                                                               ------------        ------------        ------------
         Total stockholders' equity                                                  18,164              13,351              14,359
                                                                               ------------        ------------        ------------
                                                                               $     46,788        $     39,956        $     30,762
                                                                               ============        ============        ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                           LOWRANCE ELECTRONICS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                Three Months Ended            Nine Months Ended
                                                              ----------------------       ----------------------
                                                              April 30,    April 30,       April 30,    April 30,
                                                                2003          2002           2003         2002
                                                              ---------    ---------       ---------    ---------
                                                                 (in thousands, except per share information)
NET SALES                                                     $ 32,414      $ 32,689       $ 65,083      $ 60,789

COST OF SALES                                                   16,296        19,722         37,113        38,852
                                                              --------      --------       --------      --------

         Gross profit                                           16,118        12,967         27,970        21,937

OPERATING EXPENSES:
     Selling and administrative                                  7,812         6,766         18,438        16,573
     Research and development                                    1,014           454          3,025         1,891
                                                              --------      --------       --------      --------

         Total operating expenses                                8,826         7,220         21,463        18,464
                                                              --------      --------       --------      --------

         Operating income                                        7,292         5,747          6,507         3,473
                                                              --------      --------       --------      --------

OTHER EXPENSES:
     Interest expense                                              237           419            757         1,180
     Other, net                                                     15           (95)            23          (126)
                                                              --------      --------       --------      --------

         Total other expenses                                      252           324            780         1,054
                                                              --------      --------       --------      --------

INCOME BEFORE  INCOME TAXES                                      7,040         5,423          5,727         2,419

PROVISION FOR INCOME TAXES                                       2,633         2,006          2,132           895
                                                              --------      --------       --------      --------

NET INCOME                                                    $  4,407      $  3,417       $  3,595      $  1,524
                                                              ========      ========       ========      ========

NET INCOME PER SHARE
     BASIC                                                    $   1.17      $    .91       $    .96      $    .40
                                                              ========      ========       ========      ========
     DILUTED                                                  $   1.13      $    .89       $    .93      $    .40
                                                              ========      ========       ========      ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
     BASIC                                                       3,761         3,766          3,761         3,768
                                                              ========      ========       ========      ========
     DILUTED                                                     3,902         3,826          3,879         3,791
                                                              ========      ========       ========      ========

DIVIDENDS                                                       NONE          NONE           NONE          NONE
                                                              ========      ========       ========      ========


OTHER COMPREHENSIVE INCOME
 (LOSS) NET OF TAX:

NET INCOME                                                    $  4,407      $  3,417       $  3,595      $  1,524

FOREIGN CURRENCY TRANSLATION
 ADJUSTMENT                                                        119            52            210           (32)
                                                              --------      --------       --------      --------

COMPREHENSIVE INCOME                                          $  4,526      $  3,469       $  3,805      $  1,492
                                                              ========      ========       ========      ========

The accompanying notes are an integral part of these condensed consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                        -----------------------------
                                                                                        April 30,          April 30,
                                                                                           2003               2002
                                                                                        ----------         ----------
                                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                         $    3,595         $    1,524
     Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                                                       1,709              1,622
         Gain on retirement of fixed assets                                                    (21)                (2)
         Deferred income taxes                                                                 984                786
     Changes in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable                                   (8,657)            (9,634)
         (Increase) decrease in inventories                                                 (7,998)             6,688
         (Increase) decrease in prepaids and other assets                                      (18)              (484)
         Increase (decrease) in accounts payable and accrued
           liabilities                                                                       3,839               (536)
                                                                                        ----------         ----------

         Net cash used in operating activities                                          $   (6,567)        $      (36)
                                                                                        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                               $   (1,217)        $     (620)
     Proceeds from sales of property                                                            21                  3
                                                                                        ----------         ----------

     Net cash used in investing activities                                              $   (1,196)        $     (617)
                                                                                        ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit line                                             $   62,828         $   50,724
     Repayments of borrowings under revolving credit line                                  (53,759)           (48,499)
     Treasury stock                                                                             --                (18)
     Principal payments on term loans and capital
         lease obligations                                                                  (1,433)            (1,233)
                                                                                        ----------         ----------

         Net cash provided by financing activities                                      $    7,636         $      974

         Effect of exchange rate changes on cash                                               210                (32)
                                                                                        ----------         ----------

         Net increase in cash and cash equivalents                                      $       83         $      289

CASH AND CASH EQUIVALENTS - beginning of period                                                903                694
                                                                                        ----------         ----------

CASH AND CASH EQUIVALENTS - end of period                                               $      986         $      983
                                                                                        ==========         ==========

The accompanying notes are an integral part of these condensed consolidated statements.

                           LOWRANCE ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (Unaudited)

(1)    PRINCIPLES OF PREPARATION

       The financial statements subsequent to July 31, 2002 and with respect to the interim three and nine month periods ended April 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the nine months ended April 30, 2003, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report for the year ended July 31, 2002 filed with the Securities and Exchange Commission on Form 10-K.

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

       Certain reclassifications have been made to the April 30, 2002 financial statements to conform to the classifications used for the period ended April 30, 2003.


(2)    BALANCE SHEET DETAIL

       Inventories -

       Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                                    April 30,         April 30,           July 31,
                                                                                      2003               2002               2002
                                                                                   ----------         ----------         ----------
                                                                                                    (in thousands)
                  Raw materials                                                    $    5,290         $    3,744         $    3,350
                  Work-in-process                                                       2,143              1,395              2,135
                  Finished goods                                                       13,515              8,366              7,186
                  Excess, obsolete and realization reserves                              (820)            (1,341)              (541)
                                                                                   ----------         ----------         ----------
                  Total inventories                                                $   20,128         $   12,164         $   12,130
                                                                                   ==========         ==========         ==========

       Inventory on hand at April 30, 2003 for products the Company discontinued during fiscal 2003 was $329,000; inventory of those specific products amounted to $3.4 million at July 31, 2002. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2003.

 (3)   PRODUCT WARRANTIES

       The following represents a tabular presentation of the changes in the Company's aggregate product warranty liability for the nine-month reporting period.

                                                                                                  Nine Months Ended
                                                                                          ---------------------------------
                                                                                            April 30,           April 30,
                                                                                              2003                 2002
                                                                                          ------------         ------------
                                                                                                    (in thousands)
         Beginning balance                                                                $        720         $        889
         Warranty cost incurred                                                                 (1,302)              (1,159)
         New warranties issued                                                                   1,778                1,176
         Change in beginning of period estimate                                                    (13)                 (17)
                                                                                          ------------         ------------
         Ending balance                                                                   $      1,183         $        889
                                                                                          ============         ============

 (4)   LONG-TERM DEBT AND REVOLVING CREDIT LINE

       Long-term debt and revolving credit line are summarized below:

                                                                               April 30,            April 30,           July 31,
                                                                                 2003                 2002                2002
                                                                              ------------        ------------        ------------
                                                                                                 (in thousands)
         Revolving credit line                                                $     13,001        $     13,006        $      3,932
         Term loan                                                                   1,609               3,133               2,538
         Capitalized equipment lease obligations,
              payable in monthly installments of approximately $70,000
              including interest at rates from 3.9% to 13.5%, with final
              payments ranging from September 2004 through June 2007                 1,518               1,538               1,530
                                                                              ------------        ------------        ------------
                                                                                    16,128              17,677               8,000
         Less - current maturities                                                   1,846               1,975               1,817
                                                                              ------------        ------------        ------------
         Total long-term debt                                                 $     14,282        $     15,702        $      6,183
                                                                              ============        ============        ============

       At April 30, 2003, the Company's financing facility consisted of $7.4 million in term loans, with a remaining balance of $1.6 million, and a revolving credit line that provides for borrowings up to $26.5 million based on varying percentages of qualifying receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .5%, which was 4.75% as of April 30, 2003. The Company had $7.0 million available under the revolving credit line at April 30, 2003.

       During November 2002, the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus .5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility.

       The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the revolving credit line in lieu of compensating balances.

       As of April 30, 2003, the Company exceeded its third quarter maximum inventory level covenant; however, the bank waived this violation as an event of default under the terms of the revolving credit line and removed the covenant for the July 31, 2003 reporting date. The Company was in compliance with all remaining loan covenants at April 30, 2003.

       The Company's indebtedness is collateralized by substantially all of the Company's assets.

(5)    CONSOLIDATED STATEMENTS OF CASH FLOWS

       During the nine months ended April 30, 2003, and April 30, 2002, the Company paid interest of approximately $757,000 and $1.2 million, respectively. For the same periods, the Company paid income taxes of $400,000 and $0, respectively.

       Incremental capital lease borrowings of $492,000 are included in property, plant and equipment balances for the nine months ended April 30, 2003 as compared to $369,000 for the same period last year. Total capital expenditures for the period, including capital lease borrowings, were $1.7 million as compared to $989,000 for the previous period.

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

(7)  EARNINGS PER SHARE

     Basic and diluted earnings per share is calculated as follows:

                                                                  INCOME                 SHARES                 PER-SHARE
                                                               (NUMERATOR)             DENOMINATOR                AMOUNT
                                                               ------------            ------------            ------------
     FOR THE THREE MONTHS ENDED APRIL 30, 2003
        BASIC EPS
        Net Income available to common stockholders            $  4,407,000               3,761,196            $       1.17
                                                                                                               ============
        EFFECT OF DILUTIVE SECURITIES
        2001 Stock Option Plan Options                                   --                 141,106
                                                               ------------            ------------
        DILUTED EPS
        Net Income available to common stockholders            $  4,407,000               3,902,302            $       1.13
        + assumed conversions                                  ============            ============            ============

     FOR THE THREE MONTHS ENDED APRIL 30, 2002

        BASIC EPS
        Net Income available to common stockholders            $  3,417,000               3,766,347            $       0.91
                                                                                                               ============
        EFFECT OF DILUTIVE SECURITIES
        2001 Stock Option Plan Options                                   --                  59,735
                                                               ------------            ------------
        DILUTED EPS
        Net Income available to common stockholders            $  3,417,000               3,826,082            $       0.89
        + assumed conversions                                  ============            ============            ============

     FOR THE NINE MONTHS ENDED APRIL 30, 2003

        BASIC EPS
        Net Income available to common stockholders            $ 3,595, 000               3,761,196            $       0.96
                                                                                                               ============

        EFFECT OF DILUTIVE SECURITIES                                    --                 117,518
        2001 Stock Option Plan Options                         ------------            ------------

        DILUTED EPS
        Net Income available to common stockholders            $  3,595,000               3,878,714            $       0.93
        + assumed conversions                                  ============            ============            ============

     FOR THE NINE MONTHS ENDED APRIL 30, 2002

        BASIC EPS
        Net Income available to common stockholders            $  1,524,000               3,767,997            $        .40
                                                                                                               ============
        EFFECT OF DILUTIVE SECURITIES
        2001 Stock Option Plan Options                                   --                  22,856
                                                               ------------            ------------
        DILUTED EPS
        Net Income available to common stockholders            $  1,524,000               3,790,853            $        .40
        + assumed conversions                                  ============            ============            ============

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended April 30, 2003

SALES AND MARGIN

Total net sales decreased by 1.1% for the three months ended April 30, 2003 as compared to the same period last year while total unit sales decreased by 9.6%. The gross profit margin increased to 49.6% as compared to 39.7% for the same period last year.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 4.0% for the three months ended April 30, 2003 as compared to the same period last year while unit sales decreased 5.8%. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 21.4% as compared to the same period last year. Sales and gross margin increased primarily related to increased sales of the high price point Eagle and premium price point Lowrance units coupled with decreased sales of the high volume, low price point Eagle units. This decrease in the Eagle units primarily relates to the timing of new product releases. During the third quarter of fiscal 2002, the initial stocking orders for the Fish Easy 2 were filled. However, during fiscal 2003, the initial stocking orders for the Cuda 128 were filled in the second quarter. The gross profit margin for non-original equipment SONAR and combination SONAR/GPS navigation units was 45.0% for the three months ended April 30, 2003 as compared to 38.6% for the same period last year.

Stand-alone GPS navigation sales decreased 17.3% for the three months ended April 30, 2003 compared to the same period last year while unit sales decreased 44.2%. Gross profit on GPS navigation units increased by 7.1% for the three months ended April 30, 2003 compared to the same period last year. The gross margin increase reflects a shift in product mix towards the higher priced, higher margin gimbal mount units.

Accessory sales decreased 9.2% for the three months ended April 30, 2003 as compared to the same period last year, while gross profit on these sales increased by 19.1%. The change in year-over-year gross profit increase primarily relates to prior year accessory promotions that were not repeated in fiscal 2003.

Original equipment (OEM) SONAR sales to boat manufacturers increased 1.7% on a 5.6% unit decrease as compared to the same period last year. Original equipment SONAR sales were 2.8% of total net sales for the three month periods ended January 31, 2003 and 2002, respectively. Gross profit on OEM units increased by 19.0% period over period. Gross profit on OEM units was .8% of total gross profit for both three month periods ended January 31, 2003 and 2002, respectively.

OPERATING EXPENSES AND INCOME

Operating expenses increased by $1.6 million for the three months ended April 30, 2003 as compared to the same period last year, an increase of 22.2%.

The 15.5% increase in selling and administrative expenses is due primarily to increased advertising and marketing efforts that focused on new products. The increase in research and development expense primarily relates to new product design for the Company's 2003 product introductions. The Company announced 25 new products for fiscal 2003 which are more than double the new products released in the previous year.

Operating income increased by $1,545,000 for the three months ended April 30, 2003 as compared to the same period last year.

INTEREST EXPENSE

Interest expense was $237,000 for the three months ended April 30, 2003 as compared to $419,000 for the same period last year, a decrease of 43.4%. This decrease is related to carrying, on average, $1.6 million in lower debt balances and also to lower interest rates. The interest rate on the Company's primary financing facility was 4.75% for the three months ended April 30, 2003 as compared to 5.75% for the three months ended April 30, 2002. The prime rate was 4.25% and 4.75% for the same periods, respectively.

INCOME TAXES

The effective tax rates for the three month periods ended April 30, 2003 and 2002 were 37.4% and 37.0%, respectively.

NET INCOME

Net income was $4,407,000 for the three month period ended April 30, 2003 as compared to $3,417,000 for the same period last year.

Nine Months Ended April 30, 2003

SALES AND MARGIN

Total net sales increased by 7.1% for the nine months ended April 30, 2003 as compared to the same period last year while total unit sales increased by 14.1%. The gross profit margin increased to 43.0% as compared to 36.1% for the same period last year.

Sales of non-original equipment SONAR and combination SONAR/GPS navigation units increased 11.2% for the nine months ended April 30, 2003 as compared to the same period last year while unit sales increased 19.5%. Gross profit on non-original equipment SONAR and combination SONAR/GPS navigation units increased 20.2% as compared to the same period last year. The gross profit margin for non-original equipment SONAR and combination SONAR/GPS navigation units was 42.0% for the nine months ended April 30, 2003 as compared to 38.9% for the same period last year.

Stand-alone GPS navigation sales decreased 8.0% for the nine months ended April 30, 2003 compared to the same period last year while unit sales decreased 26.8%. Gross profit on GPS navigation units increased by 60.0% for the nine months ended April 30, 2003 as compared to the same period last year. The margin increase reflects the shift in product mix towards the higher priced, higher margin gimbal mount units. In addition, the fiscal 2002 gross profit was negatively impacted by an off-season marketing promotion that included a free hand-held GPS unit in connection with the consumer's purchase of certain premium-priced SONAR units. There were no such promotions during fiscal 2003.

Accessory sales decreased 1.9% for the nine months ended April 30, 2003 as compared to the same period last year, while gross profit on these sales increased by 7.6%. The year-over-year gross profit increase is related to prior year accessory promotions that were not repeated in fiscal 2003

Original equipment (OEM) SONAR sales to boat manufacturers increased 17.8% on a 12.6% unit increase as compared to the same period last year. The original equipment market is continuing to improve from the major decrease in boat sales that occurred as a result of the general economic downturn last year. Original equipment SONAR sales were 4.0% of total net sales as compared to 3.6% last year. Gross profit on OEM units increased by 26.4% period over period. Gross profit on OEM units was 1.6% of total gross profit for both nine month periods ended April 30, 2003 and 2002, respectively.

OPERATING EXPENSES AND INCOME

Operating expenses increased by $3.0 million for the nine months ended April 30, 2003 as compared to the same period last year, an increase of 16.2%.

The 11.3% increase in selling and administrative expenses and the 60.0% increase in research and development costs directly relate to the 25 new products announced for fiscal 2003. The number of new products released is more than double that of the previous year. The increase in selling and administrative expenses is due primarily to increased advertising and marketing efforts focused on the new products. The increase in research and development expense relates to new product design activities.

Operating income increased by $3.0 million for the nine months ended April 30, 2003 as compared to the same period last year.

INTEREST EXPENSE

Interest expense was $757,000 for the nine months ended April 30, 2003 as compared to $1.2 million for the same period last year, a decrease of 35.8%. This decrease is related to carrying, on average, $4.4 million in lower debt balances, in addition to interest rate decreases. The interest rate on the Company's primary financing facility ranged from 5.75% down to 4.75% for the nine month period ended April 30, 2003, as compared to rates from 7.75% down to 5.75% for the same period last year. The prime rate ranged from 4.75% to 4.25% for the nine month period ended April 30, 2003, as compared to rates from 6.75% to 4.75% for the nine month period ended April 30, 2002.

INCOME TAXES

The effective tax rates for the nine month periods ended April 30, 2003 and 2002 were 37.2% and 37.0%, respectively.

NET INCOME

Net income for the nine month periods ended April 30, 2003 and 2002 was $3,595,000 and $1,524,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At April 30, 2003, the Company had $7.0 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At April 30, 2003, the term loans had a remaining balance of $1.6 million.

During November 2002 the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus .5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility.

As of April 30, 2003, the Company had exceeded its third quarter maximum inventory level covenant; however, the bank waived this violation as an event of default under the terms of the revolving credit line and removed the covenant for the July 31, 2003 reporting date. The Company was in compliance with all remaining loan covenants at April 30, 2003.

Cash flows used in operations were $6.6 million for the nine months ended April 30, 2003 as compared to $36,000 for the same period last year. Inventories at July 31, 2002, the beginning of the nine month period, were $12.1 million, or 35.6% lower than inventories at July 31, 2001. Inventories increased by $8.0 million during the nine month period ended April 30, 2003 which was the primary factor in the change in operating cash flow as compared to the nine months ended April 30, 2002. Total capital expenditures for the period were $1.7 million, $492,000 of which were funded by capital lease borrowings.

Inventory on hand at April 30, 2003 for products the Company discontinued during fiscal 2003 was $329,000; inventory of those specific products amounted to $3.4 million at July 31, 2002. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold by the end of fiscal 2003. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate for the nine months ended April 30, 2003 would have had a negative after-tax impact of approximately $28,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    (a) Evaluation of Controls and Procedures - Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rule 13a-14(c) and 15d-14(c) of the Exchange
        Act) was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

                  10.32 Twelfth Amendment to Loan and Security Agreement dated
                        October 18, 2000, previously filed as Exhibit 10.32 to the Company's October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

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

                  10.46 Fourteenth Amendment to Loan and Security Agreement
                        dated March 11, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company's 2002 Quarterly Report on Form 10-Q dated January 31, 2002.

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

           (b.) Reports on Form 8-K.

                On June 11, 2003, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the third quarter and nine months ended April 30, 2003. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LOWRANCE ELECTRONICS, INC.

DATE:  June 11, 2003                    BY:  /s/ Darrell J. Lowrance
       -------------                    ----------------------------
                                        Darrell J. Lowrance,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


DATE:  June 11, 2003                    BY:  /s/ Douglas J. Townsdin
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


Dated:  June 11, 2003

                                         /s/ Darrell J. Lowrance
                                         Darrell J. Lowrance
                                         President and Chief Executive Officer

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

Dated:  June 11, 2003

                                               /s/ Douglas J. Townsdin
                                               Douglas J. Townsdin
                                               Vice President of Finance
                                               and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
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

10.32       Twelfth Amendment to Loan and Security Agreement dated October 18,
            2000, previously filed as Exhibit 10.32 to the Company's October 31,
            2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

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

10.46       Fourteenth Amendment to Loan and Security Agreement dated March 11,
            2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company's 2002 Quarterly Report on Form 10-Q dated January 31, 2002.

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