Form 10-K
period 2003-07-31
LOWRANCE ELECTRONICS INC
filed 2003-10-22
CIK 804073

                                 F O R M  1 0 - K

        S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N

                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended July 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from            to
                                           ----------    ----------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated file
(as defined in Exchange Act Rule 12b-2).                        Yes [ ]   No [X]

               Aggregate Market Value of the Voting Stock Held By
                Non-Affiliates on October 22, 2003 - $23,618,372

                        Number of Shares of Common Stock
                   Outstanding on October 22, 2003 - 3,761,196

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    FORM 10-K

                Annual Report for Fiscal Year Ended July 31, 2003

                           LOWRANCE ELECTRONICS, INC.

                                Table of Contents

                                                                                                            Page
                                                                                                            ----
                                                     PART I

Item 1.        Business.........................................................................              1

Item 2.        Properties.......................................................................             18

Item 3.        Legal Proceedings................................................................             18

Item 4.        Submission of Matters to a Vote of Security Holders..............................             18

                                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters..............................................................             18

Item 6.        Selected Financial Data..........................................................             19

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................             20

Item 7a.       Quantitative and Qualitative Disclosures About
               Market Risk......................................................................             26

Item 8.        Financial Statements and Supplementary Data......................................             26

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............................................             27

Item 9a.       Controls and Procedures..........................................................             27

                                                   PART III

Item 10.       Directors and Executive Officers of the Registrant...............................             27

Item 11.       Executive Compensation...........................................................             29

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management...................................................................             34

Item 13.       Certain Relationships and Related Transactions...................................             36

Item 14.       Principal Accounting Fees and Services...........................................             36

                                                    PART IV

Item 15.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K .............................................................             36
                                                                                                      and F-1 to F-20

Signatures ....................................................................................               42

                           LOWRANCE ELECTRONICS, INC.
                                 ANNUAL REPORT
                        FOR THE YEAR ENDED JULY 31, 2003

                                     PART I

Item 1. Business

General (For this Annual Report, the term "Company" refers to Lowrance
        Electronics, Inc., including its subsidiaries and its predecessors, unless the context indicates otherwise.)

         Founded in 1957, incorporated in 1958 and re-organized as a Delaware corporation in 1986, the Company designs, manufactures, and sells SPORTFISHING SONAR (also known as fish finders or depth finders). The Company also designs, manufactures and sells GLOBAL POSITIONING SYSTEMS (GPS/Mapping). In support of those two brands, the Company also markets a complete line of related accessories (200 kHz single and 50/200 kHz dual-frequency transducers, temp/speed/distance sensors, mounting systems, GPS+WAAS receiver/antennas, detailed CD-ROM mapping software, SONAR/GPS computer interfaces, rewritable Multi-Media Cards (MMC) and Secure Digital (SD) cards, MMC/SD card readers, along with a variety of cables/connectors, etc.). The Company's SONAR instruments are used primarily by sports fishermen to: detect underwater structure, thermoclines, schools of baitfish, and individual game fish; determine bottom depth as well as bottom composition/hardness; and display water surface temperature, trolling speed and distance traveled readings. Fishermen and boaters also utilize the Company's SONAR products as critical navigational and safety devices for determining bottom depth in lakes, rivers, coastal and offshore waters. The Company's 12-parallel channel GPS+WAAS receiver/antennas offer consumers faster satellite lock-ons and more accurate GPS navigation, fully enabled for reception of the Federal Aviation Administration's Wide Area Augmentation System (WAAS) satellite signals which provide enhanced positional accuracy up to 3 meters or less in select WAAS coverage areas of the U.S.A. Whether using the built-in custom background map, or the Company's exclusive MapCreate(TM) CD-ROM detailed mapping software, or its newly introduced preprogrammed FreedomMaps(TM) "plug-&-play" high-detail digital mapping cards, or compatible Navionics(R) HotMaps(TM), Classic XL, and Gold electronic mapping charts, fishermen and boaters can determine precisely where they are relative to landmarks on the maps, then see exactly what is under their boats as well. Several products offer combined SONAR/GPS+WAAS mapping capabilities; others provide stand-alone SONAR or GPS+WAAS capabilities. Some models are gimbal-mounted in brackets; some can be panel-mounted in a console; and others are hand-held products. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as fishing, boating, hunting, camping/backpacking, RV/off-road vehicles, aviation and automobile navigation. The Company's SONAR and GPS products are marketed primarily through retail outlets, mail-order catalogs, mass merchants, wholesale distributors, dealers and original equipment boat manufacturers (OEMs), in all fifty states and in fifty-three foreign countries.

         The Company's internet address is www.lowrance.com. Securities and Exchange Commission (SEC) filings for the Company may be accessed free of charge through a direct link to the SEC website. This direct link may be accessed by selecting "Press Releases" in the "Information" section of the Company's home page and then selecting "SEC Filings". Filings which may be accessed include the annual report on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to
Section 13 or 15(d) of the Securities and Exchange Act of 1934.

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

SONAR Systems

         The components of a typical SONAR (SOund Navigation And Ranging) system are: (1) A SONAR HEAD UNIT with LCD display, keypad and internal circuitry including a transmitter and receiver; (2) A TRANSDUCER (which transmits and receives sound waves through the water); and (3) A POWER SOURCE (i.e., the 12-volt marine battery already installed on most boats). The head unit is connected by cable to the transducer which is often mounted on the transom of a boat or banded to a trolling motor, so that when in use, the transducer is always slightly beneath the surface and has a smooth flow of water around it. The head unit containing the transmitter, receiver and display is normally mounted on the console (gimbal bracket or panel mount) where it can be easily viewed by the boat operator. Frequently, a second SONAR head unit is mounted on the bow near the trolling motor so the angler can observe the fish finder clearly when fishing from the forward deck. The SONAR components work together by first generating an electrical impulse in the transmitter, then converting that energy into sound waves in the transducer and transmitting those ultrasonic pulses down through the water. When the sound waves strike objects such as the bottom, an underwater structure, a shipwreck, a school of baitfish or an individual game fish - they rebound, creating echoes. The transducer converts the echoes back into electrical impulses which are sent to the receiver. The receiver processes the impulses and translates the information into graphic images displayed on the LCD for use by the boater. This sounding process repeats itself many times per second, each time at a slightly different location within a body of water (assuming the boat is moving), instantly and accurately painting detailed pictures of the underwater world by combining the results of numerous soundings. The ensuing SONAR images are extremely helpful to anglers and boaters in their interpretation of suspended targets, thermoclines (temperature layers within the vertical water column), fish-attracting structure, and the composition and hardness of the bottom.

         The Company's SONAR products are extremely durable, completely waterproof and are designed to withstand harsh saltwater environments, including the shock and vibration encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open to direct sun and are subject to shock, rain, salt spray and temperature extremes that constantly test the durability of a SONAR unit. The Company's products are also designed specifically for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth, and location of individual game fish, depth of thermoclines, or underwater structures, rather than the location of large schools of fish. The Company's SONAR units are designed for and used by both freshwater and saltwater sports fishermen and boaters. The Company's SONAR models can typically utilize a variety of transducers manufactured by the Company in different sizes, shapes, frequencies and beam angles, to fit all types of boats and for every deep and shallow water application. The Company's SONAR instruments are distinguished primarily by the types of their displays. Today, the vast majority of its products utilize graphic liquid crystal displays

(LCDs), either in monochrome using up to 16 levels of gray scale, or in color employing up to 256 colors.

Graphic Liquid Crystal Display (LCD) SONAR - The Company was the first to employ LCD technology with regard to LCD use in SONAR products and was also the first to utilize high-resolution, high-contrast, Film SuperTwist LCD technology, which, when incorporated into its SONAR instruments, provides the very best target detail and separation in the industry. By 2003, all the Company's entry-level to advanced monochrome SONAR products sold under both trade names had Film SuperTwist displays. Also during 2003, the Company expanded its popular family of "(LC)X SERIES", big-screen, high-performance Monochrome Transflective and Color TFT (Thin Film Transistor) Lowrance LCD products with the all-new
(LC)X-19C and (LC)X-104C models, designed primarily for the Company's expanding coastal and Great Lakes markets. Patterned after the legendary performance qualities of their X-15 and X-16 paper graph ancestors, these LCD products feature up to 10.4" diagonal, 640 x 480 pixel screens (over 307,000 total pixels), offering exceptional levels of resolution and readability. The
(LC)X-18C, (LC)X-19C and (LC)X-104C models feature full 256-color displays with programmable color palettes to match the viewing preferences of individual users. These high-detail units, typically, will separate individual fish suspended less than 1" apart. In addition, they offer another Lowrance "industry first": paper-free record/play capabilities with standard reusable, compact digital media cards - Multi-Media Card (MMC) or Secure Digital (SD) - available in 8MB to 256MB memory capacities. The 10.4" large-screen 256-color, dual-frequency SONAR/GPS+WAAS mapping combo, the (LC)X-104C, received the prestigious "BEST IN MARINE ELECTRONICS CATEGORY" Award in the New Product Showcase at ICAST 2003.

         During fiscal 2003, the Company began production of 6 NEW LOWRANCE 200 kHz SONAR LCD products, announced previously at major trade and consumer shows: the X47, X47EX, X67C, X87, X97 and LMS-320. These products offered exceptional features for their minimum advertised prices (MAP). For example, at a breakthrough $299 MAP, the new 256-color X67C SONAR has an exceptional sunlight viewable, 320x240 pixel LCD; a FishReveal(TM) feature to show fish hidden in surface clutter, weed beds and other types of underwater cover; a full-screen color FasTrack(TM) flasher display; HyperScroll(TM) to enhance the display of fish targets at higher boat speeds; a patented 200 kHz Skimmer(R) transducer with an integrated water temp sensor; a sporty new case design; and 800 watts of peak-to-peak transmit power, producing depth capabilities to 600 feet. At an upper-middle price point, the LMS-320 ($549 MAP), a combo SONAR/GPS+WAAS mapping unit (also available in a 50/200 kHz dual-frequency pack), offered even more impressive features: a new compact case design; 3,000 watts of peak-to-peak transmit power; depth capability to 1,000 feet; built-in temp sensor; FishReveal(TM); HyperScroll(TM); and one waterproof slot for reusable digital MMC/SD media cards to record/play SONAR graphs (like the big-screen, top-of-the-line units) and to display optional MapCreate(TM), FreedomMaps(TM) and Navionics(R) detailed mapping from electronic charts (some incorporating depth contour lines, real-time tide and current data); and a high-impact protective cover to guard the screen and keypad when not in use.

         In addition to the 6 new Lowrance 200 kHz SONAR models, 4 all-new, compact to mid-sized, 50/200 kHz dual-frequency (DF) SONAR products went into production during fiscal 2003: the X58DF, X88DF, X98DF, plus the dual-frequency packing of the new LMS-320. Loaded with many of the same professional fish-finding features of their single-frequency counterparts, these new dual-frequency models actually added performance features, with enhanced power, deeper depth capability, and temp/speed/distance log readings standard in every "DF" product. These models range in price from $219 MAP for the X58DF, to $449 MAP for the X98DF. They were suited for use on coastal salt water fishing boats, as well as for tracking downrigger balls in Great Lakes fishing applications.

         Also in fiscal 2003, 2 new Lowrance stand-alone GPS+WAAS mapping models, the GlobalMap(R) 3200 (5" diagonal, 320x320 pixel, monochrome LCD) and the GlobalMap(R) 7000C (10.4" diagonal, 256-color, 640x480 pixel TFT) began shipping. As with all 2003 Lowrance GPS mapping models, these products came with the enhanced built-in background map of the continental U.S. and Hawaii that includes over 60,000 navigational aids, 10,000 wrecks and obstructions in coastal and Great Lakes waters, as well as metro areas, select major streets/highways, and interstate exit services for multi-purpose land and water navigation. Designed to meet the navigational needs of fresh water and salt water anglers and boaters, these two new gimbal-mount GPS+WAAS products also provided consumers the Company's exclusive digital media card record/playback capability, as well as additional choices in digitized electronic chart options. The GlobalMap(R) 3200 was priced at $399 MAP, and the big-screen, 256-color GlobalMap(R) 7000C, was priced at $1,799 MAP.

         Throughout fiscal 2003, the four Lowrance iFINDER(R) hand-held, portable GPS+WAAS mapping models (iFINDER(R), iFINDER(R) Plus, Atlantis and Express) introduced previously in 2002, continued gaining exposure and popularity in the marketplace. These hand-held navigational instruments are small enough to carry in a shirt pocket, yet have large, easy-to-read LCD displays with backlighting for night use. The iFINDER(R) offers several advantages to the outdoors enthusiast - custom built-in background map, as well as the option of preprogrammed regional FreedomMaps(TM) digital mapping cards, or user-created, high-detail maps from Lowrance's exclusive MapCreate(TM) CD-ROM mapping software. Users simply create the maps they want and download from a PC to a reusable MMC/SD memory card, with the ability to instantly expand the unit's record memory with the insertion of a single 8MB to 256MB card. Purchasers can also personalize the "look" of their iFINDER(R) with colorful FaceOffs(TM) covers in red, yellow, blue, camouflage and black. The iFINDER(R) has internal memory capable of storing up to 1,000 waypoints, 1,000 event markers, 100 routes and 10 plot-trails (up to 10,000 points per trail).

         Also during fiscal 2003, the Company began distribution of 3 NEW EAGLE(R) 200 kHz SONAR LCD products, all with platinum gray cases: one new expansion product in the Eagle Cuda(TM) Series of entry-level SONAR units, the new CUDA(TM) 168EX, with its wider 4.5" diagonal screen and priced at $119.99 suggested retail (SRP); a new 5", high-resolution, 320x320 pixel fishfinder, the FISHMARK(TM) 320, at a price of $199.99 SRP; and the FISHELITE(TM) 320 ($449.99
SRP), combo SONAR/GPS+WAAS mapping unit with digital media caRD record/play capability and choices in electronic mapping to include a custom built-in background map, plus optional FreedomMaps(TM), MapCreate(TM) and Navionics(R) electronic charts. A new 2003 Eagle(R) stand-alone GPS+WAAS mapping unit, the INTELLIMAP(TM) 320, at $349.99 MAP, offered all the same mapping capabilities, but without the SONAR features.

         In addition to the new 200 kHz, single-frequency, Eagle(R) SONAR products, the Company also announced 3 new Eagle(R) 50/200 kHz, dual-frequency
(DF) models: The SEAFINDER(TM) 240DF, SEAFINDER(TM) 320DF, and SEACHARTER(TM) 320DF SONAR/GPS+WAAS combo. These "DF" models were priced at $149,99, $239.99, and $499.99 MAP respectfully. The Eagle(R) SeaFinder 320DF and SeaCharter 320DF models came with 500 watts RMS power, depth capabilities to 1,500 feet, and all three models included speed/temp/distance log readings.

         Late in the 4th quarter of fiscal 2003 at ICAST, the Company announced to the trade 5 NEW EAGLE(R) AND LOWRANCE SONAR AND SONAR/GPS PRODUCTS FOR FISCAL 2004: (1)- the new EAGLE(R) CUDA(TM) 240 S/GPS combination SONAR/GPS plotter, with full 12-paraLlel channel GPS plotter navigational functions, at a price of $199.(99) SRP; (2)- the LOWRANCE M56 S/MAP "Marine" mapping product, at $299 MAP, with full SONAR and GPS-mapping features to include an internal, built-in, high-detail chart with special hydrography mapping covering major inland lakes, and the coasts of the continental U.S., featuring enhanced shoreline detail, navigational aids, and wrecks and obstructions; (3)- the new Lowrance COLOR M68c

S/MAP "marine" mapping SONAR and GPS product ($399 MAP), with the identical high-detail hydrography mapping of the M56 S/MAP model, but with a 256-color, sunlight viewable TFT display; (4)- the new Lowrance X67C ICEMACHINE(TM) color ice fishing portable ($399 MAP) with its custom, water-repellent carrying bag and sure-grip handle, rubberizEd no-stick base, dual-zippers, 12-volt/7-amp sealed rechargeable battery, battery tie-downs, a battery charger, plus a uniquely designed ice fishing transducer with adjustable outrigger arm for easy transducer placement and depth adjustment. The X67C IceMachine(TM) also accepts numerous transducer options for all-season portable fishfinder fun; and (5)- the all-new Lowrance LCF-1440 in-dash digital LCD flasher, at $199 MAP, offering an easier fit, real-time fishfinder performance, better viewing, and more features including water temp readings.

      In a strategic plan to gain additional competitive advantage within its SONAR and GPS markets, the Company delayed the internal announcement of its ADDITIONAL NEW 2004 Lowrance and Eagle(R) product lineups to its salesmen, dealers and distributors until the 1sT quarter of fiscal 2004. At a National Sales Meeting held in September of 2003 in Tulsa, OK, the Company ANNOUNCED 16 ADDITIONAL NEW LOWRANCE AND 5 ADDITIONAL EAGLE(R) 2004 PRODUCTS (FOR A GRAND TOTAL OF 26 NEW MODELS, INCLUDING THE 5 INTRODUCED PREVIOUSLY AT ICAST), most of which will begin shipping either toward the end of calendar year 2003, or at the beginning of calendar year 2004. In actuality, while only 26 models have been announced, a total of 31 new Lowrance and Eagle products will be delivered during fiscal 2004.

         For EAGLE(R), in addition to the CUDA(TM) 240 S/GPS model, the 5 OTHER innovative new products for 2004 will include: (1)- The FISHMARK(TM) 480, 200 kHz SONAR, with a high-resolution 480x480 pixel Film SuperTwist LCD with 16-level gray scale and enhanced neW amber LED backlighting, plus water temp readings, all at an SRP of $199.99; (2)- the new FISHELITE(TM) 480 ($449.99
SRP), 200 kHz combO SONAR/GPS+WAAS mapping unit with pro-grade fish-finding features, 480x480 high-detail display with 16 levels of gray scale, plus full GPS-mapping capability to include the 12-parallel channel GPS+WAAS receiver/antenna, enhanced built-in background map, and optional high-detail, FreedomMaps(TM), MapCreate(TM), and Navionics(R) electronic charts; (3)- a new 50/200 kHz, dual-frequency (DF) SONAR modeL, the SEAFINDER(TM) 480DF, priced at $239.99 MAP, with 500 watts of RMS power for depths to 1,500 feet, enhanced 480x480 display and LED backlighting, plus temp/speed/distance log readings standard; and (4)- the new SEACHARTER(TM) 480DF, 50/200 kHz, dual-frequencY SONAR/GPS+WAAS combination ($499.99 MAP), with high-resolution 480X480 pixel LCD, 16-level gray scale, depth capability to 1,500 feet, speed/temp/ distance log readings, and with all the same GPS-mapping features as the previously discussed Eagle(R) mapping products, to include a custom background map with U.S. coastal and Great Lakes navigational aids, wrecks and obstructions, as well as optional, high-detail coastal and Great Lakes mapping such as Navionics(R) Classic XL and Gold electronic charts, plus the Company's exclusive FreedomMaps(TM) and MapCreate(TM) digital chart options; and (5)- the new INTELLIMAP(TM) 480 gimbal-mount, stand-alone GPS+WAAS mapping unit ($349.99 MAP) with 480x480 LCD, digital media card record/play capability, enhanced built-in background map, plus several higher-detail, digitized electronic mapping options.

         For the LOWRANCE brand, in addition to the M56 S/MAP, M68C S/Map, X67C ICEMACHINE(TM) and the LCF-1440 models introduceD previously at ICAST, the new FISCAL 2004 products announced during the 2003 National Sales Meeting included 16 ADDITIONAL PRODUCTS (FOR A GRAND TOTAL OF 20 NEW LOWRANCE MODELS).

         First, for FISCAL 2004, there will be 7 NEW LOWRANCE 480X480 PIXEL, 5" DIAGONAL, HIGH-RESOLUTION MONOCHROME SONAR AND SONAR/GPS+WAAS MAPPING PRODUCTS:
(1)- the X125 ($299 MAP), 200 kHz, single-frequency fishfinder with built-in water temp, 2,400 watts peak-to-peak power for depths to 900 feet, amber LED backlighting, and a full-screen flasher SONAR mode; (2)- the X126DF ($349 MAP), a 50/200 kHz, dual-frequency SONAR version of the X125 model, with 500 watts RMS power for depths to 1,700 feet, and with temp/speed/distance log readings; (3)- the X135 ($399 MAP), high-powered (4,000 watts peak-to-peak), 200 kHz SONAR for depths to 1,000 feet, with white LED backlighting, and built-in water temp readings; (4)- the X136DF ($449 MAP), dual-frequency, 50/200 kHz SONAR version of the X135, with white LEDs, 500 watts RMS power for depth capabilities to 2,500 feet, and temp/speed/distance readings; (5)- the LMS-480M ($549 MAP) single-frequency, 200 kHz, 480x480 pixel monochrome, SONAR/GPS+WAAS mapping combo with the same electronic chart mapping options discussed previously, plus the enhanced, custom, built-in background map; (6)- an LMS-480M DF PACKING ($599
MAP), 50/200 kHz, dual-frequency SONAR/GPS version of the LMS-480M, incorporating 500 watts RMS power for depths to 2,500 feet, white LED backlighting, and identical GPS-mapping performance features, to include complete compatibility with Navionics(R) HotMaps(TM), XL and Gold electronic chart options for coastal and Great Lakes applications; and (7)- the new 480x480, stand-alone GPS+WAAS mapping instrument, the GLOBALMAP(R) 4800M ($399
MAP), with built-in custom background map with navigational aids and wrecks and obstructions in U.S. coastal and Great Lakes waters, one slot for a reusable digital media card, plus FreedomMaps(TM), MapCreate(TM), and Navionics(R) electronic chart options. The 7 new Lowrance 5" diagonal, 480x480 monochrome models will provide affordable SONAR and GPS navigational solutions for a variety of fresh water and salt water fishing and boating marine electronics requirements.

         Also announced at the 2003 National Sales Meeting, were 5 BRAND NEW 320X240 PIXEL, 5", 256-COLOR, 1/4 VGA, TFT SONAR AND SONAR/GPS+WAAS MODELS. The new 2004 LOWRANCE products include: (1)- the X100C ($499 MAP), 200 kHz, single-frequency SONAR, with white LED backlighting, 2,400 watts of peak-to-peak power for depths to 900 feet, and built-in water temp readings; (2)- the X105C DF ($549 MAP), 50/200 kHz, dual-frequency model, for salt water or downrigger tracking, with 500 watts RMS power for depths to 2,500 feet, and built-in temp/speed/distance traveled readings; (3)- the LMS-330C ($649 MAP), 256-color, 200 kHz, combination SONAR/GPS+WAAS mapping instrument with features including 2,400 watts of peak-to-peak power for depths to 900 feet, built-in water temp readings, enhanced custom internal background map, as well as full compatibility with the Company's exclusive FreedomMaps(TM) and MapCreate(TM) high-detail digitized mapping options, as well as Navionics(R) HotMaps(TM), Classic XL and Gold charts on digital media cards; (4)- the LMS-335C DF ($699 MAP), dual-frequency, 50/200 kHz, model, with 500 watts RMS power for depths to 2,500 feet, and built-in temp/speed/distance traveled readings, plus all the same GPS-mapping features of the LMS-330C; and (5)- the GLOBALMAP(R) 3300C ($499
MAP), gimbal-mount GPS+WAAS mapping instrument with the same 256-color, 320x240 pixel, TFT display that produces mapping detail and is easily readable in direct sunlight. Other than their price-points, starting under $500, the key feature that will help differentiate these 5 new Lowrance 5" color products from competitive models is their viewability in direct sunlight.

         During its September 2003 National Sales Meeting, the Company introduced 2 OTHER NEW 2004 LOWRANCE SONAR/GPS AND HAND-HELD MAPPING PRODUCTS:
First, the M68C S/MAP ICEMACHINE(TM) COLOR ICE FISHING PORTABLE PACK ($499 MAP), which incorporates the all-new, M68C S/Map SONAR/GPS+WAAS mapping unit. With SONAR and "marine-based" GPS-mapping capabilities to include storage of 1,000 waypoints, 1,000 event markers, and 100 savable/retraceable plot-trails, the 256-color, 320x240 active matrix TFT display in the new M68C S/Map IceMachine(TM) optimizes cold climate performance just like its SONAR-only counterpart, the X67C IceMachine(TM). With numerous transducer options available, the M68C S/Map IceMachine(TM) offers year-round fish-finding versatility. Secondly, the Company announced another hand-held GPS+WAAS mapping model within its iFINDER(R) Series: the IFINDER(R) PRO. At $199 MAP, the iFINDER(R) Pro features a higher-resolution, 240x180 pixel Film SuperTwist LCD display, advanced white LED backlighting, dual micro-processors for higher-speed screen updates, and the new iFINDER(R) Pro not only accepts the Company's exclusive FreedomMaps(TM) and MapCreate(TM) detailed digital mapping options, but also Navionics(R) HotMaps(TM), Classis XL and Gold electronic chart options.

         Completing the Company's new fiscal 2004 product announcements for Lowrance were 2 NEW PORTABLE LOWRANCE AVIONICS MODELS, the AIRMAP(R) 500 ($499
MAP) with a 3" diagonal, 240x180 pixel LCD, and the AIRMAP(R) 1000 ($799 MAP) with a 5" diagonal, 320x320 display. In the AirMap(R) tradition for peak performance and value, these totally new aviation GPS+WAAS mapping portables provide precise, versatile, air/sea/land navigation. Pilot-developed and tested, easy-to-use, and fully loaded with advanced features, each model comes in a complete, ready-to-fly package that includes everything a pilot could possibly need.

         The Company's LCD products incorporate numerous technological advancements such as Advanced Signal Processing (ASP(TM)), which constantly monitors boat speed, water conditions and other sources of interference, and automatically adjusts all crucial SONAR settings for the best pictures possible and the best performance for nearly all situations, whether a boat is trolling or traveling at high speed. The Company's patented, low-profile Skimmer(R) transducers identify fish out to 60 degrees with high sensitivity settings, and perform well at boat speeds up to 70 mph. The Company's GRAYLINE(R) and COLORLINE(TM) innovations clearly separate fish and vital structure, on or near the bottom, from the true bottom and also help define changes in bottom hardness and composition. All of the Company's SONAR models utilize computer technology and are keyboard controlled. The LCD models graphically display the bottom contour, fish, and other underwater targets on an LCD and digitally display the water depth. Several models can also display digital readings for the surface temperature of the water, boat trolling speed and distance traveled. The Company's new entry-level to lower mid-range LCD SONAR products will feature from 128 to 480 vertical pixel screens and from 800 to 1,500 watts of peak-to-peak power, producing depth capabilities from 600 to 800 feet or more. These products are normally priced in the $79 to $200 SRP range. The mid to upper-middle range products typically offer larger, 240 to 480 vertical pixel LCD displays and power outputs from 2,400 to 4,000 watts peak-to-peak, with depth capabilities from 800 to 1,000 feet. These units are typically priced in the $299 to $649 MAP range.

         The top-of-the-line, large-screen LCX Lowrance units feature 240 to 480 vertical pixel and 320 to 640 horizontal pixel LCDs. These advanced models, with screen sizes from 6" to 10.4" diagonally, retail from $699 to $2,399, depending on whether they are packaged as SONAR-only or as combo SONAR/GPS+WAAS mapping instruments. Between its Lowrance and Eagle(R) brands, the Company will market approximately 39 LCD SONAR MODELS in fiscal 2004, including 11 COLOR UNITS. In addition, a projected 7 LCD, GPS+WAAS, STAND-ALONE MAPPING UNITS will be offered, including 4 COLOR MODELS. Add the 5 iFINDER(R) hand-held GPS models and the 2 new AirMap(R) aviation products, and the grand total for both the Lowrance and Eagle(R) brands comes to 55 PRODUCTS for the fiscal 2004 lineup.

Other SONAR Types - The Company's other SONAR types include FLASHER models and DIGITAL models. Flashers were the first type of SONAR products designed and manufactured by the Company in 1957. The basic display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a SONAR signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital SONAR units are marketed and used solely to determine water depth which is depicted only by a digital depth readout displayed on an LCD. The flasher and digital SONAR models have varying depth capabilities ranging from 300 feet for flashers to 400 feet for digital units and range in retail price from approximately $140 to $300. An all-new, in-dash, digital LCD flasher, the LCF-1440 ($199 MAP), has been introduced for fiscal 2004.

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

Wide Area Augmentation System (WAAS) GPS - In recent years, the Federal Aviation Administration (FAA) began installation of an enhancement to the GPS system primarily for avionics use in the United States. Called WAAS, for Wide Area Augmentation System, the new navigational data produced, improves the level of GPS accuracy to approximately 1-3 meters, including enhanced altitude readings, which are particularly beneficial to general aviation and commercial pilots. Eventually, America's WAAS system will be comprised of several geostationary satellites. Currently, however, only two satellites are installed and functional, providing GPS coverage primarily to the coastal areas of the U.S. Consequently, the system is only effective in select areas of America. While other countries have similar WAAS systems planned for the future, they are far from complete today; so it is important to remember that, WAAS is not available worldwide as is the U.S. Department of Defense (DOD) system. With an eye to the future, however, beginning in fiscal 2002, the Company announced that all of its new 12-parallel channel Lowrance and Eagle(R) GPS-mapping products will include WAAS as well as the standard worldwide DOD GPS system. The choice will be left completely to the user, via a simple menu selection.

         The Company was the first to introduce a 5-parallel channel hand-held GPS model for both the marine and general outdoor sports markets. By fiscal 1997, the Company's GPS technology had evolved exclusively into 12-parallel channel marine, outdoors and general aviation receivers for even faster satellite lock-ons and greater accuracy. The Company's popular GPS products now utilize much smaller antennas and have become considerably more user-friendly. Added to these important advantages is the Company's digitized mapping technology. Whether users choose to rely on the all-new, enhanced built-in custom Lowrance background map loaded into every mapping product at no extra cost - or if they choose to purchase the optional FreedomMaps(TM) (preprogrammed plug-&-play regional maps), or the MapCreate(TM) GPS Accessories Pack with detailed mapping CD-ROM software, rewritable MMC memory card, and PC computer MMC/SD card reader, consumers will be able to pinpoint their locations precisely on their GPS maps using landmark references, including surrounding shorelines, roads and streets and 2,000,000 Points-of-Interest as of January 1, 2004, to include marinas, restaurants, hotels, airports, emergency services, and more. With the Company's combination SONAR/GPS+WAAS mapping models, fishermen and boaters can pinpoint their location on the map, see precisely what targets are under their boats, and mark their favorite spots as well as recording up to 1,000 waypoints, 1,000 event markers (with 42 different icons), 100 routes and up to 100 plot-trails with up to 10,000 points per trail. This critical stored data remains safe and accessible for years, permitting users to return to their previously recorded adventure spots or to repeat specific journeys with great ease at any time in the future.

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

Product Sales

         The following table sets forth the percentage of total sales of SONAR, GPS and OTHER products sold by the Company over the past three fiscal years.

      PERCENT OF TOTAL PRODUCT SALES

                                                    2001              2002             2003
                                                   ------            ------           ------
SONAR & SONAR/GPS combos                            74.5%             76.2%            79.9%
GPS (Hand-held & stand-alone)                       12.2               9.2              8.4
Other                                               13.3              14.6             11.7
                                                   -----             -----            -----
           TOTAL:                                  100.0%            100.0%           100.0%
                                                   =====             =====            =====

Product Distribution

         The Company markets its products under two trade names, "Lowrance" and "Eagle". Sales of Lowrance products, as a percentage of total sales were approximately 54% in 2001, 54% in 2002, and 55% in 2003. As of July 31, 2003,
the Company had approximately 1,500 active wholesale and retail customers.

         The Lowrance line in both SONAR and GPS, with its large selection of interchangeable transducers and its more extensive features, is intended for the more sophisticated user. The wide choice of transducers available with Lowrance SONAR models allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, cone angle and frequency to meet the angler or boater's specific needs. The Company now packages many of its Lowrance and Eagle(R) SONAR units with its patented Skimmer(R) models, a series of high-performance transducers that are suitable for use on nearly all types of boat hulls. These sleekly designed transducers slice cleanly through the water, performing well at boat speeds up to 70 mph. Lowrance customers can, however, exchange their Skimmer(R) transducers for credit toward a different model if it better meets their specialized requirements for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance SONAR unit. To this end, the Company sells its Lowrance line primarily to retailers, wholesalers, and boat manufacturers the Company believes have sufficient knowledge of the installation, use, and service of the Lowrance line and can communicate such expertise to their customers. A SONAR Installation Subsidy
(SIS) is offered as a means of sharing the cost of the installation to authorized dealers that sell and install Lowrance products and generating additional income for the dealers. The Company believes that over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct fishermen and boat owners as to their products' effective use. Terms of payment for products in the Lowrance line vary, based on the time of the season, with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

         The Eagle(R) line is sold primarily through mass merchants, mail-order catalog companies, retail sporting goods stores, and wholesalers that do not usually provide technical assistance to the consumer regarding the installation and operation of SONAR and GPS products. Recognizing that special assistance will not be available, as to the selection of an appropriate transducer or the operation of an Eagle(R) SONAR or GPS, the Company pre-packages each Eagle(R) SONAR unit with a universal transom-mount, 200 kHz or 50/200 kHz Skimmer(R) transducer designed to work adequately on most boats. The operation requirements for the entry-level Eagle(R) SONAR units have also been simplified for the less sophisticated SONAR user. While the typical Eagle(R) SONAR does not offer the same installation and operating flexibility as its Lowrance counterpart, it does, on the other hand, normally cost less to the consumer. Terms of payment for products in the Eagle(R) line are generally thirty days. However, dating terms similar to those for the Lowrance line are also available.

         The Company's products are sold in all fifty states domestically and fifty-three countries internationally. The Company's international sales totaled $15 million in 2001, $17 million in 2002, and $20 million in 2003, representing approximately 20%, 21%, and 23% of total net sales, respectively. The two largest international markets for the Company's products are Canada and Australia, where the Company maintains its own warehouses for sales and distribution of its products. Annual sales in any one foreign country did not account for 10% or more of the Company's total annual sales for the latest three fiscal years. With the addition of certain in-house marketing/advertising capabilities in 2000 (offering greater international sales support capabilities) -- in combination with the introduction of new products with specific international consumer appeal, the Company expects international sales growth over the next five years.

         LEI Extras, Inc., a wholly-owned subsidiary, permits Lowrance and Eagle(R) customers to purchase via internet, toll-free phone or mail-order, quality Lowrance accessories that might not be carried by a dealer and would otherwise be difficult to obtain. Because LEI Extras, Inc., is not intended to compete directly with retail outlets that carry the Company's products, the Company does not expect revenues from its mail-order operations to be significant.

         Sales to Wal-Mart Stores, Inc., accounted for 12%, 9%, and 7% of the Company's net sales in 2001, 2002 and 2003, respectively. No other customer accounted for 10% or more of net sales in fiscal 2001, 2002, or 2003.

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

Advertising and Promotion

         To support the sales of its Lowrance and Eagle(R) products to wholesalers, mass merchandisers, mail-order catalog companies, and others, the Company actively promotes and advertises its products to fishermen, boat owners, and increasingly to other outdoor enthusiasts. The high-tech nature of the Company's products makes education of the user an important aspect of the Company's promotional activities. Through educating and familiarizing potential buyers with the practical benefits and use of SONAR and GPS-mapping products, the Company endeavors to create demand for its products. The Company's internet websites, www.lowrance.com, www.eaglesonar.com, and www.lei-extras.com, have played a major role in educating consumers about the Company's product lines. A special "SONAR Tutorial" featured on the website has been popular with potential buyers. The information included on these websites is not intended to be a part of this Form 10-K.

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

        As referenced earlier, the Company advertises its products in magazines, newspapers, and on television. Within such advertising expenditures are separate advertising programs designed specifically for the Lowrance and Eagle(R) trade names.

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

        In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions and contributions to environmental groups. The Company, through its Eagle(R) trade name, has been an Affiliate Sponsor of the successful Wal-Mart FLW Tournament Trail since 1998 and will continue this sponsorship through December 31, 2003. The Wal-Mart FLW tour offers the world's largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company sells OEM SONAR products. During the 4th quarter of fiscal 2001, the Lowrance trade name was announced as the new official and exclusive SONAR/GPS sponsor for the BassMasters Tournament Trail, the oldest and largest professional bass circuit in America. This highly promoted and successful tournament series is owned by ESPN Television and is backed locally, regionally and nationally by the Bass Anglers Sportsman Society (B.A.S.S.), which has a membership of well over 500,000 anglers in the U.S. Lowrance also sponsors the

Professional Walleye Trail (PWT) and the related "In-Fisherman" television series. Between its two trade names, the Company controls the SONAR/GPS sponsorships of the largest and most successful bass and walleye tournament trails in the world. Dealer/distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company's products.

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

Hand-held Portable GPS+WAAS Mapping Units -

         The hand-held GPS+WAAS mapping market has expanded rapidly over the past several years. Target markets for these products include, but are not limited to, boating, sportfishing, hunting, hiking, RV and off-road vehicles, business travelers and aviation. Long term growth in the Company's GPS market share will require continued development of advanced GPS technologies that can be quickly brought to market at competitive prices with sales bolstered by aggressive advertising and promotional programs. The Company's four portable models introduced in 2002, the iFINDER(R), iFINDER(R) PLUS, iFINDER(R) ATLANTIS and iFINDER(R) EXPRESS followed by the new IFINDER(R) PRO for 2004, as well as the 2 new AIRMAP(R) 500 and AIRMAP(R) 1000 portable aviation models, are expected to provide significant new opportunities for increased sales of hand-held and portable GPS+WAAS mapping products.

         Two competing GPS companies, (Garmin(R) International, Inc. and the Magellan(TM) product line of Thales Navigation) currently dominate this market. Both companies initially introduced and marketed several non-mapping products retailing for under $150 and were some of the first to market hand-held GPS products. Both companies offer a full range of higher priced products with more features than their lower priced models, and one produces products specifically aimed at the avionics market. The Company believes the competitive marketing strategies of these two companies continued to negatively impact sales of its products in fiscal 2003, especially in international markets.

         In 2003, the Company marketed six Lowrance hand-held GPS/mapping products, which retailed at suggested prices between $149 and $599. Two of the Lowrance hand-helds in 2003 were existing products carried over from previous years: the GlobalMap(R) 100 and the AirMap(R) 100. During fiscal 2003, the Company continued distribution of its 4 personal hand-held GPS+WAAS, iFINDER(R) models. The large 160 x 120 pixel, Film SuperTwist display produces stunning map detail and superb screen contrast and resolution. Its unique pocket-sized case will easily slip into any shirt pocket. Along with its optional FaceOffs(TM) (changeable faceplates in five striking colors), the iFINDER(R), with its four different initial model offerings ranging in retail price-points from $149 to $249, offers an impressive list of GPS+WAAS mapping features: built-in custom Lowrance background map with interstate exit services; capability of using the MapCreate(TM) CD-ROM detailed mapping software option with 60,000 navigational aids and 10,000 wrecks and obstructions in U.S. coastal and Great Lakes waters, as well as an expanded database containing 2,000,000 searchable Points-of-Interest as of January 2004, such as marinas, restaurants, hotels, airports, emergency services and more; instantly-expandable memory with a slot for one rewritable Multi-Media Card (MMC) or Secure Digital (SD) memory card available in 8MB to 256MB memory capacities for downloading custom mapping; storage of up to 1,000 waypoints and 1,000 event markers; 10 savable plot trails with up to 10,000 points per trail, and stores up to 100 routes; choice of 42 different graphic icons to mark favorite spots; 37 different map ranges from ..05-to-4,000 miles; operates on two AA batteries; internal back-up memory to keep GPS data safely stored and accessible for years; backlighted screen; and a waterproof carrying case. All of the Company's GPS products feature 12 parallel-channel receivers for faster satellite lock-ons and more accurate GPS navigation. The iFINDER(R) models are also WAAS enabled for even greater positioning accuracy at select locations. The new iFINDER(R) Pro model ($199
MAP) will feature a greatly enhanced 240x180 pixel display, with white LED backlighting, dual micro-processors for faster screen updates, and will accept optional FreedomMaps(TM) and MapCreate(TM) detailed digital mapping, as well as Navionics(R) HotMaps(TM), Classic XL and Gold electronic chart options. Each iFINDER(R) Pro will be packaged with a free 12 volt adapter power cable.

         The Company's line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with continuing advertising and promotional campaigns, have significantly increased consumer awareness and recognition of the Eagle(R) and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

         The Company attempts to differentiate its SONAR and GPS+WAAS products through quality, technological development, performance, price, and service. The Company believes its products do offer competitive advantages due to quality, technological advancement and the wide range of features. These advantages result from the Company's long history of product innovation, such as Advanced Signal Processing (ASP(TM)), fully waterproof SONAR and SONAR/GPS combination units, GRAYLINE(R), COLORLINE(TM), FishReveal(TM), HyperScroll(TM), interchangeable high-performance transducers and dual-frequency capability and innovative products and features such as the Broadview(TM) 3-beam transducer with super-wide 150(Degree) underwater coverage (TriFinder(TM) 2), split-screen SONAR/GPS+WAAS mapping navigational displays, exclusive preprogrammed, plug-&-play, high-detail regional FreedomMaps(TM) loaded onto digital media cards, MapCreate(TM) CD-ROM detailed mapping software, compatibility with Navionics(R) Classic XL, Gold and HotMaps(TM) electronic charts, programmable data-panels, super high-resolution color and monochrome LCD displays with up to 480 vertical pixels, and 8,000 watts of peak-to-peak transmit power available in a series of sportfishing SONAR capable of producing depth capabilities to 3,000 feet and more.

         The Company's strategy is to be an industry leader in offering advanced, high-performance products at extremely affordable price-points. Further, the Company believes that its excellent service programs, designed to respond rapidly to customer needs, are the most comprehensive such services available to the consumer.

Product Research and Development

         The Company's successful operations and strong competitive position are dependent to a great extent upon its ability to anticipate and react to the technological innovations inherent within its industry. The Company has been engaged in the development of new SONAR products and the refinement of its existing SONAR models since its formation in 1957. See "Patents and Trademarks" below. In 1957, the Company invented and marketed the first portable SONAR, capable of locating individual fish and their depths, as well as the bottom depth. Among other significant SONAR advancements, the Company developed and patented an effective interference suppression system and designed the first interchangeable high-speed transducers which permit operation of SONAR at boat speeds up to 70 mph. The Company also introduced, in 1979, the first computer-controlled SONAR with microprocessor chip and software allowing high-speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry's first high-resolution, "Film SuperTwist" liquid crystal displays with enhanced visibility. In 1989, the Company introduced the first fully waterproof SONAR/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna/coupler module. Advanced Signal Processing (ASP(TM)), a breakthrough in automatic SONAR control developed in 1990, constantly evaluates the effects of varying water conditions, boat speeds, and interference sources, adjusting the SONAR's critical settings for optimum performance. Based on the Company's belief that the United States Department of Defense's GPS would be the preferred method of navigation for the future (once it became affordable), the Company introduced six marine GPS products in 1992, most at breakthrough price points. The SupraPro(R) ID, a new SONAR model introduced in 1994, retailed for under $100 and provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the GlobalMap(R)1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav(R) Sport hand-held GPS product, which retailed for under $400, transformed the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products, yet at less than half the price. In 1995, the Company introduced its latest generation of "3D" SONAR products, the ULTRA(R)III 3D and the X-70A 3D, which provided expansive underwater coverage and innovative "three dimensional" images of bottom contours in addition to traditional detailed "2D" views. Six new 1995 products utilized the Company's new Broadview(TM) technology. By purchasing a "Broadview" accessory transducer (which could be installed on the transom or on a trolling motor), users could expand their SONAR coverage, to search out -- left or right -- to detect fish and bottom structure, down and outward from their boats. In 1996, the Company introduced and delivered its first hand-held GPS-mapping products including the AirMap(R). In fiscal 1997, the Company delivered four new hand-held GPS products, each utilizing advanced 12-parallel channel receiver technology and three of which offered the exclusive capability of allowing the user to download detailed customized maps from a CD-ROM into the unit's memory. Two new gimbal-mount products, one a GPS-mapping-only product and the other a GPS-mapping/SONAR combination model went into distribution in fiscal 1998. In fiscal 1999, R&D turned its full attention to new breakthrough technology slated for introduction late in fiscal 2000. At Chicago's ICAST 2000 trade/consumer show in July, 2000, the Company debuted its new lineup of four Lowrance big-screen, high-performance, gimbal-mount, color and monochrome transflective and color TFT liquid crystal SONAR and GPS-mapping products. The
(LC)X-15MT and (LC)X-15CT were SONAR units that were fully GPS-mapping capable, with the simple addition of a MapCreate(TM) GPS Accessories Pack option. The
(LC)X-16Ci was a full SONAR/GPS-mapping combination unit right out of the box. The GlobalMap(R)3000MT was a stand-alone, 12-parallel channel GPS/mapping-only unit. The (LC)X-16Ci was presented the highest honor, the "Best of Show" Award for product innovation at ICAST 2000.

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

         For fiscal 2003, Lowrance announced 26 new models and delivered 28 new Lowrance and Eagle products, more than the Company has ever introduced in a single model year. Enhanced design capabilities permitted the Company to design and build a new low-cost entry-level Cuda(TM) Series of fishfinders that range in price from $79, $99, to $119 SRP. These products all feature built-in water temperature readings, quick-release mounting systems with adjustable tilt, and easy to connect/disconnect uniplug connectors. The $99 model also has a high-resolution, 168 vertical pixel LCD, the best screen resolution available at that price-point. Lowrance designed all of its new mid-to-upper-middle priced SONAR and GPS models with 320x320 resolution, which resulted in enhanced underwater target detail and target separation. One of the new high-resolution products, the Eagle FishMark 320, was offered at a SRP of $199, the same price-point as the previous year's model with the 160x160 resolution. The new products for Lowrance in 2003 included a series of two new 10.4" diagonal, 256-color, full VGA, TFT models, including one SONAR/GPS+WAAS mapping combo and one color GPS+WAAS stand-along mapping model. These color displays offered improved viewing in the brightest of sunlight.

         For fiscal 2004, Lowrance continues an aggressive design schedule with the announcement of 26 new models and the planned delivery of a total of 31 new Lowrance and Eagle products. GPS and mapping have been added to the entry level products, starting with a combination GPS/SONAR/Plotter in the "Cuda" family that will retail for under $200. Other entry level GPS/SONAR/Mapping products will follow with built-in high detail lake and shoreline maps covering the USA. A new line of mid-size, high resolution products will be introduced with 480x480 resolution. These will replace last year's 320x320 products. In addition, many more color units are being introduced in various screen resolutions. New technology enables these to have improved readability in bright sunlight. Two new aviation GPS/Mapping models are being introduced. The first, the AirMap 500, includes plug-in data cards in a small hand-held size and is smaller than the model it replaces, yet has a larger, higher resolution display than that of the previous model. The second, the AirMap 1000, has an even larger 320x320 resolution display.

         Research and development expenditures for the Company were $3,083,000 in fiscal 2001, $2,650,000 in fiscal 2002, and $4,191,000 in fiscal 2003. The
Company plans additional development of its LCD SONAR to increase performance and versatility, and is conducting research and development into other potential marine electronic products utilizing technology with which the Company is familiar. Also, the Company intends to develop additional GPS+WAAS mapping products for use in marine and non-marine applications. To augment its continued investment in product research and development, the Company utilizes several manufacturing and design technologies: Surface Mount Technology (SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), Components-On-Glass (COG) and Liquid Crystal Display (LCD) assembly. These advanced technologies, which have been essential to the development of the Company's breakthrough SONAR and GPS products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.

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

Employees

        As of July 31, 2003, the Company employed 767 persons on a full-time basis of whom approximately 599 were involved in manufacturing, quality and materials. Of the 599 full time employees involved in manufacturing and materials, 82 employees are located in the Company's headquarters in Tulsa and 517 are located in the Company's leased manufacturing facility in Ensenada, Mexico. The remaining 168 employees were engaged in research and development, sales and marketing and administration. Additionally, the Company retains, on a part-time basis, over 200 independent contractors, or "Pro-Staff", who assist in promoting its products.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        As of October 22, 2003, the Company had more than 400 actual holders of its Common Stock. The Company's revolving credit line prohibits the payment of dividends without the prior written consent of the lender. The Company announced a special dividend of $0.25 per common share payable on August 15, 2003 to shareholders of record as of August 13, 2003 after obtaining approval from the lender. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's financial results and the favorable tax treatment of dividend payments.

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

                                             2002                                2003
                                     -------------------                -------------------
                                     High            Low                 High           Low
                                      $               $                   $              $
                                     -------------------                -------------------
1st Quarter                          3.37           2.22                4.70           3.05
2nd Quarter                          2.82           2.10                6.80           3.85
3rd Quarter                          4.75           2.35                7.36           5.29
4th Quarter                          6.25           2.92                9.78           6.84

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

                                                                  Years Ended July 31,
                                       -----------------------------------------------------------------------
                                         1999            2000            2001            2002           2003
                                       --------        --------        --------        --------       --------
                                                          (in thousands, except per share amounts)
OPERATING AND PER SHARE DATA
Operating Data:
   Net sales                           $ 89,753        $ 73,209        $ 73,419        $ 79,501       $  88,297
   Gross profit                          30,047          27,899          26,335          29,926          37,261
      Percent of sales                     33.5%           38.1%           35.9%           37.6%           42.2%

   Operating income                       5,033           3,549           2,103           5,255           8,226
      Percent of sales                      5.6%            4.8%            2.9%            6.6%            9.3%

   Income before taxes                    2,109           1,523              99           3,935           7,207
      Percent of sales                      2.3%            2.1%            0.1%            4.9%            8.2%

   Net income                             2,109           2,473              37           2,389           4,931
      Percent of sales                      2.3%            3.4%            0.1%            3.0%            5.6%

Per Share Data
   Net income
      Basic                            $   0.56        $   0.66        $   0.01        $   0.63       $    1.31
      Diluted                              0.56            0.66            0.01            0.63            1.27

   Cash dividends per
     common share                             -               -               -               -               -

Balance Sheet Data:
   Working capital                     $ 17,630        $ 10,874        $ 16,503        $ 12,681       $  18,149
   Total assets                          35,894          29,297          37,656          30,762          35,417
   Long term debt, less
      current maturities                 17,103           8,573          14,418           6,183           5,825
   Stockholders' equity                   9,494          11,955          11,877          14,359          19,549

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 2003 - Sales and Margin

During the second, third and fourth quarters of fiscal 2003, the Company began shipping its twenty-eight new SONAR/GPS products. The new products include new SONAR units at most previously available price points, including two within our largest volume price point, plus six new stand-alone GPS units. In addition, one of the new SONAR units created a new price point for the Company at $79, while one of the new SONAR/GPS navigation units created another new price point for the Company at $2,499.

Total net sales increased by $8.8 million, or 11.1%, during fiscal 2003 as compared to fiscal 2002, while total unit sales increased by approximately 20.8%. This year over year increase in sales is due primarily to the new products introduced during fiscal 2003.

The gross profit margin increased by $7.3 million, or 24.5%, during fiscal 2003 as compared to fiscal 2002. The gross margin percentage increased to 42.2% as compared to 37.6% in fiscal 2002 as a result of increased volume as well as cost reductions.

Fiscal 2002 - Sales and Margin

During the second and third quarters of fiscal 2002, the Company began shipping the eleven new SONAR/GPS products announced at ICAST 2001. The new products included new SONAR units at our largest volume price point and two GPS units. The new GPS units were the iFinder, a hand-held unit, and a high-volume, high margin GPS navigation unit.

Total net sales increased by $6.1 million, or 8.3% during fiscal 2002 as compared to fiscal 2001, while total unit sales increased approximately 7.0%. The year over year increase was primarily attributable to the fiscal 2002 new product introductions.

The gross profit margin increased by $3.6 million, or 13.6%, during fiscal 2002 as compared to fiscal 2001. The gross margin percentage increased to 37.6% as compared to 35.9% in fiscal 2001 as a result of increased volume as well as cost reductions.

Fiscal 2003 - Operating Expenses and Income

Operating expenses increased by $4.4 million during fiscal 2003 as compared to fiscal 2002. Operating expenses as a percentage of sales increased from 31.0% in fiscal 2001 to 32.9% in fiscal 2003.

During fiscal 2003, selling and administration expenses increased by $2.8 million due primarily to increased advertising and marketing effort relative to the Company's 2003 product introduction. Selling and administrative expense as a percentage of sales increased to 28.1% during fiscal 2003 as compared to 27.7% for fiscal 2002.

Research and development expense increased by $1.5 million relative primarily to new product design for the Company's new product introductions. Research and development expense as a percentage of sales increased to 4.7% during fiscal 2003 as compared to 3.3% for fiscal 2002. In preparation for the new 2004 products, the Company hired seven additional engineers in the third and fourth quarters of fiscal 2003.

Operating income increased by $2,971,000 (56.5%) in fiscal 2003 and was 9.3% of sales as compared to 6.6% of sales in fiscal 2002.

Fiscal 2002 - Operating Expenses and Income

Operating expenses increased by $439,000 during fiscal 2002 as compared to fiscal 2001. Operating expenses as a percentage of sales decreased from 33.0% in fiscal 2001 to 31.0% in fiscal 2002.

During fiscal 2002, selling and administration expenses increased by $1.2 million due primarily to increased advertising and marketing effort related to the Company's 2002 product introductions. Selling and administrative expense as a percentage of sales decreased to 27.7% during fiscal 2002 as compared to 28.3% for fiscal 2001.

Research and development expense decreased by $.4 million resulting from the transition from the fiscal 2002 new product development cycle to the fiscal 2003 product development cycle. Research and development expense as a percentage of sales decreased to 3.3% during fiscal 2002 as compard to 4.2% for fiscal 2001. At the conclusion of the product development cycle, the design engineers actively participate in the introduction of the new products into manufacturing. Therefore, the expenses associated with their activities become part of the manufacturing costs instead of the research and development costs. The introduction of the new 2002 products into manufacturing began at the end of the second quarter and continued in the third quarter of fiscal 2002. In preparation for the new 2003 products, the Company hired six additional engineers in the third and fourth quarters of fiscal 2002.

Operating income increased by $3,152,000 (149.9%) in fiscal 2002 and was 6.6% of sales as compared to 2.9% of sales in fiscal 2001.

Fiscal 2003 - Interest Expense

Interest expense decreased $435,000 in fiscal 2003 as compared to fiscal 2002, a decrease of 30.5%. This decrease is related to carrying, on average, $2.1 million in lower debt balances, and to interest rate decreases. In addition, in November 2002, the credit facility was amended. The amendment included a lowering of the spread over prime from 1.0% to .5% and the addition of LIBOR based interest rate options. The interest rate on the Company's primary financing facility ranged from 5.75% down to 5.0% for fiscal 2003 as compared to rates from 7.75% down to 5.75% for the same period last year. The prime rate ranged from 4.75% to 4.0% for fiscal 2003 as compared to rates from 6.75% to 4.75% for the same period last year.

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

Income Taxes

The effective tax rates for fiscal 2003, 2002 and 2001 were 31.6%, 39.3% and 62.6%, respectively. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective.

Net Income

Net income was $4.9 million, $2.4 million and $.04 million, respectively, in fiscal 2003, 2002 and 2001.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as described in Section 13(j) of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At July 31, 2003, the Company had $7.8 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At July 31, 2003, the term loans had a remaining balance of $1.3 million with required monthly payments of $103,000 plus interest.

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

As of April 30, 2003, the Company exceeded its third quarter maximum inventory level covenant; however, the bank waived this violation as an event of default under the terms of the revolving credit line and removed the covenant for the July 31, 2003 reporting date. As of September 10, 2003, the bank removed altogether the maximum inventory level covenant.

The Company was in compliance with all loan covenants at July 31, 2003.

Cash flows provided by operations were $2.9 million in fiscal 2003 compared to $10.0 million in fiscal 2002. The decrease was primarily due to increased inventory levels in fiscal 2003 compared to decreased inventory levels in fiscal 2002, which was partially offset by higher earnings in fiscal 2003. Operating cash flows were utilized to fund capital expenditures of $1.6 million and reduce debt by $1.4 million. An additional $1.2 million in capital expenditures was funded by capital lease borrowings.

Cash flows provided by operations were $10.0 million in fiscal 2002 compared to cash used in operations of $3.0 million in 2001. The increase was due primarily to increased income and decreased inventories. Operating cash flows were utilized to fund capital expenditures of $1.1 million and reduce debt by $8.8 million. An additional $.5 million in capital expenditures was funded by capital lease borrowings.

Discontinued finished goods inventory attributable to fiscal 2002 product decisions was approximately $156,000 at July 31, 2003 as compared to $3.4 million at July 31, 2002; as of September 30, 2003, the inventory balance relating to these products was $75,000. Inventory on hand at July 31, 2003 for products the Company expects to discontinue during fiscal 2004 was $723,000; as of September 30, 2003, the finished goods inventory balance relating to these products was $438,000. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected net realizable value. The Company expects the remaining inventory of discontinued finished goods products to be sold by the end of fiscal 2004. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Demand for the Company's products is seasonal. The Company utilizes the revolving credit line to address its seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy the Company's current working capital and capital equipment needs.

Critical Accounting Policies

The Company must exercise judgment in estimating certain costs included in its results of operations. Footnote No. 1 to the Consolidated Financial Statements describes the significant accounting policies and the fact that estimates and assumptions are inherent in the reported assets, liabilities, and results of operations. The more significant areas of judgment relate to the warranty and inventory reserves.

With respect to warranty reserves, the Company estimates both the expected return rates by the consumers and the estimated repair costs utilizing historical data. With respect to inventory reserves, the Company estimates the level of reserves based upon expected usage information for raw materials and historical selling trends for finished goods. The Company evaluates the effect of new product introductions on its finished goods inventory and determines at fiscal year-end the amounts on-hand for those products which the Company expects to discontinue as a result of new product introductions during the next model year. Based on forecasted sales, these finished goods inventories are valued at cost, which management believes to be lower than expected net realizable value.

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

Recently Issued Accounting Standards

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during fiscal 2003. The adoption of these statements did not impact the Company's financial position or results of operations.

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

SALES, GROSS PROFIT & NET INCOME(LOSS)

YEARS ENDED JULY 31,                                     SALES                  GROSS PROFIT             NET INCOME (LOSS)
                                                  -------------------        -----------------         --------------------
            2003
First Quarter (Aug-Oct)                           $11,155        12.6%       $ 4,123      11.1%        $ (1,432)      (29.0%)
Second Quarter (Nov-Jan)                           21,514        24.4%         7,729      20.7%             620        12.6%
Third Quarter (Feb-Apr)                            32,414        36.7%        16,118      43.3%           4,407        89.4%
Fourth Quarter (May-Jul)                           23,214        26.3%         9,291      24.9%           1,336        27.0%
                                                  -------       -----        -------     -----         --------     -------
Total for Year                                    $88,297       100.0%       $37,261     100.0%        $  4,931       100.0%
                                                  =======       =====        =======     =====         ========     =======

            2002
First Quarter (Aug-Oct)                           $11,023        13.9%        $3,004      10.0%        $ (1,887)      (79.0%)
Second Quarter (Nov-Jan)                           17,077        21.5%         5,966      19.9%              (6)       (0.2%)
Third Quarter (Feb-Apr)                            32,689        41.1%        12,967      43.3%           3,417       143.0%
Fourth Quarter (May-Jul)                           18,712        23.5%         7,989      26.7%             865        36.2%
                                                  -------       -----        -------     -----         --------     -------
Total for Year                                    $79,501       100.0%       $29,926     100.0%        $  2,389       100.0%
                                                  =======       =====        =======     =====         ========     =======

            2001

First Quarter (Aug-Oct)                           $12,644        17.2%        $4,312      16.4%        $ (1,042)    (2816.2%)
Second Quarter (Nov-Jan)                           19,206        26.2%         7,387      28.1%             647      1748.6%
Third Quarter (Feb-Apr)                            23,282        31.7%         8,925      33.9%             861      2327.0%
Fourth Quarter (May-Jul)                           18,287        24.9%         5,711      21.7%            (429)    (1159.4%)
                                                  -------       -----        -------     -----         --------     -------
Total for Year                                    $73,419       100.0%       $26,335     100.0%        $     37       100.0%
                                                  =======       =====        =======     =====         ========     =======

EARNINGS (LOSS) PER SHARE, BASIC & DILUTED

                                        WEIGHTED AVERAGE              EARNINGS(LOSS)
                                       SHARES OUTSTANDING               PER SHARE
                                     --------------------        --------------------
YEARS ENDED JULY 31,                  BASIC       DILUTED         BASIC      DILUTED
--------------------                 -------      -------        -------     --------
           2003
First Quarter (Aug-Oct)              3,761,196   3,761,196      $ (0.38)    $ (0.38)
Second Quarter (Nov-Jan)             3,761,196   3,761,196         0.16        0.16
Third Quarter (Feb-Apr)              3,761,196   3,902,302         1.17        1.13
Fourth Quarter (May-Jul)             3,761,196   3,931,735         0.35        0.34
Year-ended 7/31/03                   3,761,196   3,893,324         1.31        1.27

           2002
First Quarter (Aug-Oct)              3,768,796   3,768,796      $ (0.50)    $ (0.50)
Second Quarter (Nov-Jan)             3,768,796   3,768,796        (0.00)      (0.00)
Third Quarter (Feb-Apr)              3,766,347   3,826,082         0.91        0.89
Fourth Quarter (May-Jul)             3,763,594   3,870,306         0.23        0.22
Year-ended 7/31/02                   3,766,888   3,818,126         0.63        0.63

           2001
First Quarter (Aug-Oct)              3,768,796   3,768,796      $ (0.28)    $ (0.28)
Second Quarter (Nov-Jan)             3,768,796   3,768,796         0.17        0.17
Third Quarter (Feb-Apr)              3,768,796   3,768,796         0.23        0.23
Fourth Quarter (May-Jul)             3,768,796   3,768,796         (.11)       (.11)
Year-ended 7/31/01                   3,768,796   3,768,796         0.01        0.01

The calculation of the weighted average shares outstanding for fiscal 2002 is included as an exhibit in Item 15.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

- Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

- Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

- Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" of this Form 10-K could have an adverse effect on expected results for fiscal 2004.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate in fiscal 2003 would have had a negative after-tax impact of approximately $35,000.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data are indexed in Items 14 and 7 hereof, respectively. The consolidated financial statements for the fiscal year ended July 31, 2001 were audited by Arthur Andersen LLP. Arthur Andersen has since ceased operations. The consolidated financial statements for the fiscal years ended July 31, 2002 and 2003 were audited by Deloitte & Touche LLP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The change in the Company's independent auditors was previously reported on Form 8-K filed with the Securities and Exchange Commission on July 10, 2002.

Item 9a. Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer evaluated the Company's disclosure controls and procedures in accordance with Rule 13a-15 of the Exchange Act and found those disclosure controls and procedures to be effective.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The directors of the Company are as follows:

DARRELL J. LOWRANCE. Mr. Lowrance, age 65, a founder of the Company, has been with the Company since its formation in 1957. He currently serves as President and Chief Executive Officer and a Director of the Company, positions he has held since 1964, and is active in the day to day operations of the Company. During 1983 and 1984, Mr. Lowrance served as President of the American Fishing Tackle Manufacturer's Association (AFTMA). In July 1988, Mr. Lowrance returned to the Board of Directors of AFTMA, a position he previously held from 1978 through 1986. Additionally, in April 1989, Mr. Lowrance was elected as a director of the National Association of Marine Products and Services.

PETER F. FOLEY, III. Mr. Foley, age 67, has served as a director since October 1991 and has been President of Boone Bait Company, a company engaged in the manufacture of saltwater fishing lures, since 1953. For more than 30 years, Mr. Foley has served on numerous boards related to the marine industry, including the American Fishing Tackle Manufacturer's Association (AFTMA). Further, he has been awarded government grants, as an industry expert in international marketing of fishing tackle products, to study and report on key opportunities for the industry.

M. WAYNE WILLIAMS. Mr. Williams, age 66, a retired CPA, has been a director since August 2002. He was employed by Electronic Data Systems (EDS) from 1976 until his retirement in 1996. While at EDS, he was responsible for the preparation of company financial statements in accordance with General Accepted Accounting Principles (GAAP), as well as the overview of all Securities and Exchange Commission (SEC) reporting. He was also responsible for statutory, contract, and GAAP reporting for the company's wholly owned insurance subsidiary. Prior to EDS, he was an audit manager with the accounting firm of Touche Ross & Co., working in audit, tax and consulting, using General Accepted Auditing Standards (GAAS).

GEORGE W. JONES. Mr. Jones, age 65, has been a director since April 2001. Mr. Jones is a retired Branch Manager and Vice President for The Equitable of New York, a national insurance and financial services provider.

All directors of the Company are elected annually and serve until their successors are duly elected and qualified.

Executive Officers

The executive officers of the Company are as follows:

DARRELL J. LOWRANCE. Mr. Lowrance, age 65, has served as President and Chief Executive Officer since 1964.

RONALD G. WEBER. Mr. Weber, age 59, has served as Executive Vice President of Engineering and Manufacturing since July 2000. Prior thereto, Mr. Weber was the Senior Vice President of Engineering since 1980 and was subsequently promoted to Executive Vice President of Technology and Engineering in December 1993.

MARK C. MCQUOWN. Mr. McQuown, age 51, has served as Vice President of Sales since February 2000. Prior thereto, Mr. McQuown was Director of Sales since August 1997. Mr. McQuown joined the Company in June 1984 as a Zone Sales Manager and was subsequently promoted to Regional Sales Manager in June 1988, Director of International Sales in February 1995 and Director of International, Government and Industrial Sales in June 1996.

BOB G. CALLAWAY. Mr. Callaway, age 60, has served as Vice President of Marketing since March 2000. Mr. Callaway joined Lowrance in August 1987 as Manager of Video Communications and was promoted to Director of Video Communications in October 1993. He subsequently joined Advantage Media as Vice President-Field Service Group in March 1997. He worked as a freelance marketing consultant from October 1998 and in July 1999 joined T.D. Williamson as Manager of Marketing Resources before returning to Lowrance in March 2000.

JANE M. KAISER. Ms. Kaiser, age 43, has served as Vice President of Customer Operations since February 2000. Prior thereto, Ms. Kaiser was Director of Customer/Sales Service since August 1997. Ms. Kaiser joined the Company in May 1995 as Cost Productivity Analyst and was subsequently promoted to Director of Cost Productivity in December 1995. Prior to joining the Company, Ms. Kaiser was employed by Kimberly Clark for nine years. Ms. Kaiser holds an MBA from Oklahoma State University and a CPA from the state of Illinois.

DOUGLAS J. TOWNSDIN. Mr. Townsdin, age 40, has served as Vice President of Finance and Chief Financial Officer since March 2000. Prior thereto, Mr. Townsdin was a Senior Manager with Arthur Andersen LLP since 1990.

All officers of the Company are elected annually at an organizational meeting of the Board of Directors immediately following the annual meeting.

Audit Committee Financial Expert

The Company's Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee. M. Wayne Williams, the financial expert, is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The 2003 Audit Committee is composed of the following members: M. Wayne Williams-Chairman, Peter F. Foley, III, and George W. Jones.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the following persons failed to file on a timely basis a Form 4 required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years: Ronald G. Weber, Mark C. McQuown, Bob G. Callaway, Jane M. Kaiser and Douglas J. Townsdin.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial and accounting officer, and other officers designated annually by the President and Chief Executive Officer. A copy of the Company's Code of Ethics is attached hereto as Exhibit 14.0.

Item 11.  Executive Compensation

The following table sets forth the aggregate cash compensation earned by the executive officers listed (the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal years ended July 31, 2003, 2002 and 2001.

                                                                                                   (3)
                                                                                                SECURITIES      (4)
                                                                                     (2)        UNDERLYING      ALL
                                                                    (1)         OTHER ANNUAL     OPTIONS/      OTHER
NAME OF INDIVIDUAL/PRINCIPAL             YEAR       SALARY         BONUS        COMPENSATION       SARS
        POSITION                                      ($)           ($)              ($)           (#'S)        ($)
---------------------------------------------------------------------------------------------------------------------
Darrell J. Lowrance                      2003       429,200         304,700                -          -        24,000
President and Chief                      2002       429,200         193,100                -          -        25,100
Executive Officer                        2001       421,300               -                -          -        26,200

Ronald G. Weber                          2003       253,700         118,000                -          -         6,000
Executive Vice President                 2002       251,100          50,700                -     34,453 (5)     7,100
Of Engineering and                                                                              115,547 (6)
Manufacturing                            2001       229,600               -                -          -        25,500

Douglas J. Townsdin                      2003       156,200          72,600                -          -         6,000
Vice President of Finance                2002       156,200          31,200                -     25,000 (5)     3,900
Chief Financial Officer                  2001       154,300               -           17,100          -         1,700

Mark C. McQuown                          2003       159,000          74,000                -          -         6,000
Vice President of Sales                  2002       159,000          31,800           17,500     25,000 (5)     5,000
                                         2001       156,200               -           20,300          -        10,800

Bob G. Callaway                          2003       155,700          72,400                -          -         3,900
Vice President of Marketing              2002       155,700          31,100           15,600     25,000 (5)     3,900
                                         2001       153,900               -           25,400          -         1,900

Jane M. Kaiser                           2003       150,000          69,700                -          -         5,800
Vice President of Customer               2002       148,300          30,000                -     25,000 (5)     4,400
Operations                               2001       125,000               -           18,500          -         9,600

(1) The Company's Executive Bonus Plan for fiscal year 2003 provided for a performance bonus pool measured entirely on the basis of the Company's pretax, prebonus earnings compared to targeted pretax, prebonus earnings. This bonus pool was to be divided, based on certain predetermined percentages, between the Company's President and five Vice Presidents. In order to earn any performance bonus, it was necessary for pretax, prebonus income to exceed $4.4 million, which the Company did and, accordingly, performance bonuses of $580,000 were paid. The Executive Bonus Plan for fiscal year 2003 also provided for discretionary bonuses for executive officers, except the President, granted at the recommendation of the President on the basis of individual performance not to exceed 15% of their respective salaries. The President did exercise his right to recommend discretionary bonuses for executive officers of the Company to the Compensation and Nominating Committee of the Board of Directors. Accordingly, discretionary bonuses of $131,000 were paid.

(2) The remuneration described in other annual compensation includes the cost to the Company of benefits furnished to the executive officers, including premiums for life and health insurance, personal use of Company automobiles or automobile allowances and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. During fiscal 2003, no executive officers received other compensation in excess of 10% of such officer's cash compensation.

(3) Refer to the description below for a complete discussion of the stock options that the Board of Directors awarded under the 2001 Stock Option Plan, contingent upon Shareholder approval. Such shareholder approval was given on December 11, 2001.

(4) Other compensation resulted from contributions to the Lowrance Savings Plan and Trust on behalf of the listed executive officers. Also included are director's fees of $18,000, $20,000, and $24,000 paid to Mr. Lowrance and $0, $2,000, and $23,000 paid to Mr. Weber in 2003, 2002 and 2001, respectively.

(5) Incentive stock options awarded under the 2001 Stock Option Plan. Refer to the description below for a complete discussion of this plan.

(6) Non-qualified stock options awarded under the 2001 Stock Option Plan. Refer to the description below for a complete discussion of this plan.

The following table sets forth information concerning the exercise of stock options during fiscal 2003 by each of the named executive officers and the fiscal year-end value of unexercised options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                          Exercisable Number of securities          Value of unexercised
                            Shares                       underlying unexercised options/SARS    in-the-money option/SARs at
                          acquired on      Value                     at FY-end                             FY-end
       Name                exercise      realized         Exercisable          Unexercisable     Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------------------
                             (#)            ($)               (#)                  (#)               ($)           ($)
---------------------------------------------------------------------------------------------------------------------------
Ronald G. Weber               -              -                 -                34,453   (1)          -          196,727
                              -              -                 -               115,547   (2)          -          659,773
Douglas J. Townsdin           -              -                 -                25,000   (1)          -          142,750
Mark C. McQuown               -              -                 -                25,000   (1)          -          142,750
Bob G. Callaway               -              -                 -                25,000   (1)          -          142,750
Jane M. Kaiser                -              -                 -                25,000   (1)          -          142,750
--------------------------------------------------------------------------------------------------------------------------

(1) Incentive Stock Options

(2) Non-Qualified Stock Options

Compensation of Directors

Each director receives compensation of $12,000 per year, an additional fee of $1,000 for each meeting of the Board of Directors and $750 for each Committee meeting attended. All directors are reimbursed for certain reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or Committee meetings.

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

EMPLOYMENT AND SEVERANCE ARRANGEMENTS. The Company has entered into employment agreements (the "Employment Agreements") with Bob G. Callaway, Mark C. McQuown, Douglas J. Townsdin and Jane M. Kaiser. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements which are attached hereto as Exhibits 10.33 through 10.36. The initial term of the Employment Agreements runs for a period of 24 months. Each agreement has a renewal term of an additional 24 months unless proper notice (as defined in the Employment Agreement) is given prior to the expiration of the initial term by either party. Under the terms of the Employment Agreements, if the employment of any executive is terminated other than for "cause" (as defined therein), then each such executive would be entitled to payment of their salary in accordance with the Company's standard payroll practices for the remainder of the initial term of the agreement or a period of twelve months, whichever is longer. If the employment of the executive is terminated upon a change of control of the Company (as defined therein), then each such executive would be entitled to a lump sum payment equal to 24 months of their salary. As of October 22, 2003 the maximum aggregate amount of cash benefits payable to each executive would be $318,000 for Mark C. McQuown, $312,000 for Douglas J. Townsdin, $311,000 for Bob
G. Callaway and $300,000 for Jane M. Kaiser.

STOCK OPTION PLANS. On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights and is designed to serve as an incentive for attracting and retaining qualified, competent employees and directors. Depending upon the type of option, the options and stock appreciation rights granted cannot have terms greater than ten years and six months. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company's Common Stock at the date of grant. The plan is administered by the Compensation and Nominating Committee and was approved by the shareholders at the Annual Meeting held December 11, 2001. As of July 31, 2003, five persons were eligible for consideration to receive options under the 2001 Stock Option Plan.

On July 25, 2001, the Compensation and Nominating Committee recommended and the Board of Directors approved that a total of 134,453 incentive stock options be granted and 115,547 non-qualified stock options be granted under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Under the terms of the Stock Option Agreements signed by each of the five persons to whom options were granted, their respective options may be exercised in whole or in part only upon or after the first to occur of the following events: (i) the occurrence of any transaction by which Darrell J. Lowrance sells 100% of the shares he then owns directly in a private placement, registered public offering or through Rule 144 sales; (ii) upon the sale by the Company of all or substantially all of the Company's assets and operations to a third party; or (iii) on or after July 24, 2010.

RETIREMENT PLAN. The Lowrance Savings Plan and Trust (the "Retirement Plan") requires the Company to contribute to the Retirement Plan up to 6% of each participant's salary annually. Participants include all employees of the Company, including executive officers, who have completed one year of employment with at least 1,000 hours of service. The Company makes a fixed contribution of 3% of each participant's salary. In addition, if an employee makes voluntary contributions, the Company will make additional contributions equal to 50% of each dollar contributed by the employee, not to exceed 3% of the employee's compensation. Each participant's interest in the Company's contributions vests fully over a period of seven years. Generally, a participant's interest in the Company's contributions may be withdrawn only upon termination or in certain hardship situations.

Board Compensation Committee Report on Executive Compensation

The members of the Compensation and Nominating Committee are Mr. Peter F. Foley, III, M. Wayne Williams and Mr. George W. Jones. Each member of the Committee is a non-employee director.

In determining the compensation payable to the Company's executive officers, it is the basic philosophy of the Committee that the total annual compensation for these individuals should be at a level which is competitive with the marketplace in companies of similar size for positions of similar scope and responsibility. In determining the appropriateness of compensation levels, the Committee annually reviews the Company's compensation policies and compensation information/surveys, which provide a comparison of the fixed and variable portions of the executive officer's compensation.

The key elements of the total annual compensation for executive officers consists of a base salary and variable compensation in the form of annual bonus and stock options. The base salaries are generally set based upon the information referenced above. Annual bonuses typically consist of two components, a performance bonus based entirely on the basis of the Company's pretax, prebonus earnings and a discretionary bonus for executive officers, except the President, which is recommended by the President on the basis of individual performance.

The base salary for the Chief Executive Officer is reviewed relative to the Wall Street Journal/Mercer Human Resource Consulting CEO Compensation Survey and falls below the median level in this survey. The committee has set the base pay for the Chief Executive at the current level which it believes is reasonable compared to the survey information and due to his tenure with the Company and his irreplaceable knowledge of and personal contacts and relationships in the industries in which the Company operates. All of the Chief Executive's incentive pay is based on achieving targeted pretax, prebonus earnings levels with no discretionary bonus component.

Performance Graph

[PERFORMANCE GRAPH]

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
          AMONG THE COMPANY, NASDAQ US AND NASDAQ ELECTRONIC COMPONENT

LOWRANCE ELECTRONICS, INC.
PROXY DATA

                                 7/31/1998    7/31/1999     7/31/2000    7/31/2001    7/31/2002   7/31/2003

NASDAQ U.S.                        619.599      884.433     1,262.376      677.867      448.082     585.218

NASDAQ ELECTRONIC COMPONENTS     1,364.075    2,467.414     5,497.091    2,043.868    1,173.799   1,605.158

LEIX                                 4.063        6.188         3.625        2.950        3.660       8.380

                                    1998         1999          2000         2001         2002        2003
ADJUST TO BASE:

NASDAQ U.S.                         100          143           204          109           72          94
NASDAQ ELECTRONIC COMPONENTS        100          181           403          150           86         118
LEIX                                100          152            89           73           90         206

Data Source: NASDAQ Online Director (call and request)

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the Company's equity compensation plans. It describes the stock options issued under the 2001 Stock Option Plan, which is the only existing equity compensation plan approved by shareholders. The Company has no other equity compensation plans not approved by shareholders.

EQUITY COMPENSATION PLAN INFORMATION

                                  (a)                       (b)                              (c)
-------------------------------------------------------------------------------------------------------------------
                       Number of securities to be     Weighted average      Number of securities remaining available
                        issued upon exercise of      exercise price of         for future issuance under equity
                          outstanding options,      outstanding options,   compensation plans (excluding securities
   Plan Category          warrants and rights       warrants and rights            reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               250,000                    $  2.67                            50,000
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders                  -                          -                                 -
-------------------------------------------------------------------------------------------------------------------
Total                          250,000                    $  2.67                            50,000
-------------------------------------------------------------------------------------------------------------------

The following table sets forth, as of October 22, 2003, the number and percentages of outstanding shares of the Common Stock beneficially owned by all persons known by the Company to own more than 5% of the Company's Common Stock, by each director of the Company, and by all officers and directors of the Company as a group:

                             PRINCIPAL SHAREHOLDERS

 Name and Address                   Amount and Nature of                      Percentage
of Beneficial Owner                 Beneficial Ownership                      of Shares
-------------------                 --------------------                     -----------
Darrell J. Lowrance (1)                    1,908,123                         (2)  50.7%
12000 East Skelly Drive
Tulsa, OK 74128-2486

Bonanza Master Fund, Ltd.                    206,100                               5.5%
8225 Douglas Avenue, Ste 423
Dallas, TX 75225

Peter F. Foley, III (3)                       54,183                               1.4%
Boone Bait Company                            Direct
1501 Minnesota Avenue
Winter Park, FL 32789

Ronald G. Weber (4)                           36,645                               1.0%
12000 East Skelly Drive
Tulsa, OK 74128-2486

George W. Jones (3)                           20,000                                  *
7607 So. Marion                               Direct
Tulsa, OK 74136

M. Wayne Williams (3)                          5,500                                  *
2800 Hacienda Ct.                             Direct
Plano, TX 75023

Mark C. McQuown (4)                              100                                  *
12000 East Skelly Drive                       Direct
Tulsa, OK 74128-2486

Bob G. Callaway (4)                                0                                N/A
12000 East Skelly Drive
Tulsa, OK 74128-2486

Jane M. Kaiser (4)                                 0                                N/A
12000 East Skelly Drive
Tulsa, OK 74128-2486

Douglas J. Townsdin (4)                            0                                N/A
12000 East Skelly Drive
Tulsa, OK 74128-2486

All directors and                          2,024,551                         (5)   53.8%
officers as a group
(including those listed
above, nine persons total)

(1) Director and Executive Officer.

(2) Includes 324,408 shares held indirectly in an individual retirement account with Mr. Lowrance having the sole voting and investment power, and 3,725 owned indirectly by an immediate family member.

(3) Director.

(4) Executive Officer.

(5) All securities owned by officers and directors are owned directly except for 328,133 shares described in note (2) above.

* Less than 1%

Item 13. Certain Relationships and Related Transactions

The Company has no relationships or transactions that require reporting under this item.

Item 14. Principal Accounting Fees and Services

Audit Fees

Fees paid to Deloitte and Touche LLP for the audit of the Company's annual financial statements included in the registrant's reports on Form 10-K and review of the financial statements included in the registrant's reports on Form 10-Q were $117,000 for fiscal 2003. Audit fees of $114,000 were paid to Arthur Andersen LLP during fiscal 2002.

Audit-Related Fees

There were no additional fees paid or payable to Deloitte & Touche LLP for any audit services provided for in fiscal 2003 other than that disclosed above. Additional fees of $32,000 were paid to Arthur Andersen LLP during fiscal 2002 for research and consultation regarding the details of the 2001 Stock Option Plan.

Tax Fees

Fees paid to Deloitte & Touche for services rendered for preparation of the Company's state and federal income tax returns, tax compliance, tax advice and tax planning were $22,000 for fiscal 2003. Fees paid to Arthur Andersen LLP during fiscal 2002 for tax return preparation, tax compliance, tax advice and tax planning were $19,000.

All Other Fees

There were no additional fees paid or payable to Deloitte & Touche LLP or Arthur Andersen LLP for any other services provided during fiscal 2003 or 2002, respectively.

Audit Committee's Pre-Approval Policies and Procedures

The Audit Committee pre-approves the selection of auditors and their respective fees for services to be rendered for audit and tax services. The Audit Committee pre-approves 100% of the services described in Items 9(e)(2) through 9(e)(4) of
Schedule 14A.

No audit work was performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)    Financial Statements and Exhibits:

                                                                                                   Page
                                                                                                   ----
1.   Consolidated Financial Statements:

        Index to Consolidated Financial Statements                                                 F-1

        Independent Auditors' Report - Fiscal 2003 and 2002                                        F-2

        Report of Independent Public Accountants - Fiscal 2001                                     F-3

Consolidated Balance Sheets - July 31, 2002 and 2003                                       F-4

Consolidated Statements of Income and Comprehensive Income
    for the Years Ended July 31, 2001, 2002, and 2003                                      F-5

Consolidated Statements of Stockholders' Equity for the
    Years Ended July 31, 2001, 2002, and 2003                                              F-6

Consolidated Statements of Cash Flows for the Years
    Ended July 31, 2001, 2002, and 2003                                                    F-7

Notes to Consolidated Financial Statements
    for the Years Ended July 31, 2001, 2002, and 2003                                      F-8

2.       Exhibits:

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

         10.38 Amended and Restated 2001 Stock Option Plan for the Company, filed herewith.

         10.39 Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, filed herewith.

         10.40 Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, filed herewith.

         10.41 Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated July 18, 2003, filed herewith.

         10.42 Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 18, 2003, filed herewith.

         10.43 Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated July 18, 2003, filed herewith.

         10.44 Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 18, 2003, filed herewith.

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

         10.48 Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, filed herewith.

         14.0     Code of Ethics, filed herewith.

         22.13 Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

         31.1 Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

         31.2 Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

         32.1 Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

         99.2 Calculation of 2002 weighted average shares outstanding as of July 31, 2002, filed herewith.

(b)      Reports on Form 8-K:

         On June 11, 2003, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the third quarter and nine months ended April 30, 2003. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

         On August 5, 2003, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced a special dividend and sales results for the fiscal year ended July 31, 2003. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Independent Auditors' Report - Fiscal 2003 and 2002                             F-2

Report of Independent Public Accountants - Fiscal 2001                          F-3

Consolidated Balance Sheets - July 31, 2002 and 2003                            F-4

Consolidated Statements of Income and Comprehensive Income
  for the Years Ended July 31, 2001, 2002, and 2003                             F-5

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 2001, 2002, and 2003                                     F-6

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 2001, 2002, and 2003                                                 F-7

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 2001, 2002, and 2003                                                 F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's consolidated financial statements for the year ended July 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 19, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
October 21, 2003

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

ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
October 19, 2001

                           LOWRANCE ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          JULY 31,
                                                                                   ----------------------
                                                                                     2002          2003
                                                                                     ----          ----
                                                                                       (in thousands)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                        $    903      $  1,206
  Trade accounts receivable, net of reserves
    of $787,000 in 2002 and $732,000 in 2003                                          7,695         8,431
  Inventories                                                                        12,130        15,941
  Current deferred income taxes                                                       1,161           894
  Prepaid expenses                                                                    1,012         1,290
                                                                                   --------      --------
      Total current assets                                                           22,901        27,762
                                                                                   --------      --------

PROPERTY, PLANT, AND EQUIPMENT, net                                                   7,104         7,593

OTHER ASSETS                                                                             49            62

DEFERRED INCOME TAXES                                                                   708             -
                                                                                   --------      --------

                                                                                   $ 30,762      $ 35,417
                                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                             $  1,817      $  2,061
  Accounts payable                                                                    4,420         2,951
  Accrued liabilities:
     Compensation and benefits                                                        2,210         2,704
     Product costs                                                                      720         1,004
     Other                                                                            1,053           893
                                                                                   --------      --------
        Total current liabilities                                                    10,220         9,613
                                                                                   --------      --------

LONG-TERM DEBT, less current maturities                                               6,183         5,825

DEFERRED INCOME TAXES                                                                     -           430

STOCKHOLDERS' EQUITY, per accompanying
  statements:
  Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares and 3,768,796 shares issued at July 31, 2003 and 2002, respectively;
     3,761,196 shares outstanding at July 31, 2003 and 2002                             377           377
  Paid-in capital                                                                     7,073         7,073
  Treasury stock, at cost (7,600 shares)                                                (26)            -
  Retained earnings                                                                   7,227        12,132
  Accumulated other comprehensive loss                                                 (292)          (33)
                                                                                   --------      --------
    Total stockholders' equity                                                       14,359        19,549
                                                                                   --------      --------

                                                                                   $ 30,762      $ 35,417
                                                                                   ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                FOR THE YEARS ENDED JULY 31,
                                            ------------------------------------
                                              2001          2002          2003
                                            --------      --------      --------
                                          (in thousands, except per share amounts)
NET SALES                                   $ 73,419      $ 79,501      $ 88,297
COST OF SALES                                 47,084        49,575        51,036
                                            --------      --------      --------
  Gross profit                                26,335        29,926        37,261
                                            --------      --------      --------

OPERATING EXPENSES:
  Selling and administrative                  20,778        22,021        24,844
  Merger costs                                   371             -             -
  Research and development                     3,083         2,650         4,191
                                            --------      --------      --------
  Total operating expenses                    24,232        24,671        29,035
                                            --------      --------      --------

  Operating income                             2,103         5,255         8,226

OTHER EXPENSES:
  Interest                                     1,752         1,424           989
  Other                                          252          (104)           30
                                            --------      --------      --------
  Total other expenses                         2,004         1,320         1,019
                                            --------      --------      --------

INCOME BEFORE INCOME TAXES                        99         3,935         7,207

PROVISION FOR INCOME TAXES                        62         1,546         2,276
                                            --------      --------      --------

NET INCOME                                  $     37      $  2,389      $  4,931
                                            ========      ========      ========

NET INCOME PER COMMON SHARE
  Basic                                     $    .01      $    .63      $   1.31
                                            ========      ========      ========

  Diluted                                   $    .01      $    .63      $   1.27
                                            ========      ========      ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
  Basic                                        3,769         3,767         3,761
                                            ========      ========      ========

  Diluted                                      3,769         3,818         3,893
                                            ========      ========      ========

DIVIDENDS                                       NONE          NONE          NONE

OTHER COMPREHENSIVE INCOME
  (LOSS) NET OF TAX:

NET INCOME                                  $     37      $  2,389      $  4,931
FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (115)          119           259
                                            --------      --------      --------

COMPREHENSIVE INCOME (LOSS)                 $    (78)     $  2,508      $  5,190
                                            ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2001, 2002, AND 2003

                                                                                                     ACCUMULATED
                                      COMMON STOCK                                                      OTHER
                                      ------------          PAID-IN      TREASURY      RETAINED      COMPREHENSIVE       TOTAL
                                  SHARES        AMOUNT      CAPITAL       STOCK        EARNINGS       INCOME(LOSS)      EQUITY
                                  -------       -------     --------     --------      --------      -------------      -------
                                                                             (IN THOUSANDS)
Balance-
  July 31, 2000                     3,769           377        7,073            -         4,801               (296)       11,955
Net income                              -             -            -            -            37                  -            37
Other comprehensive income:
Foreign currency
  translation adjustment                -             -            -            -             -               (115)         (115)
                                  -------       -------     --------     --------      --------      -------------       -------

Balance-
  July 31, 2001                     3,769           377        7,073            -         4,838               (411)       11,877
Net income                              -             -            -            -         2,389                  -         2,389
Other comprehensive income:
Foreign currency
  translation adjustment                -             -            -            -             -                119           119
Treasury stock purchases               (8)            -            -          (26)            -                  -           (26)
                                  -------       -------     --------     --------      --------      -------------       -------

Balance-
  July 31, 2002                     3,761      $    377     $  7,073     $    (26)     $  7,227      $        (292)     $ 14,359
Net income                              -             -            -            -         4,931                  -         4,931
Other comprehensive income:
Foreign currency
  translation adjustment                -             -            -            -             -                259           259
Retirement of treasury stock            -             -            -           26           (26)                 -             -
                                  -------       -------     --------     --------      --------      -------------       -------
Balance-
  July 31, 2003                     3,761      $    377     $  7,073     $      -      $ 12,132      $         (33)     $ 19,549
                                 ========      ========     ========     ========      ========      =============      ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED JULY 31,
                                                       ------------------------------------
                                                         2001          2002          2003
                                                       --------      --------      --------
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     37      $  2,389      $  4,931
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                         1,849         2,194         2,319
    Gain on sale of fixed assets                             (4)           (8)          (21)
    Deferred income taxes                                  (100)        1,164         1,405
  Change in operating assets and liabilities:
    (Increase)decrease in trade accounts
      receivable                                           (175)         (951)         (736)
    (Increase)decrease in inventories                    (7,575)        6,722        (3,811)
    (Increase)decrease in prepaid expenses                 (115)         (463)         (278)
    (Increase)decrease in other assets                      135             2           (13)
    Increase(decrease) in accounts payable                2,750        (1,288)       (1,469)
    Increase(decrease) in accrued liabilities               244           227           618
                                                       --------      --------      --------
    Net cash provided by (used in) operating
      activities                                         (2,954)        9,988         2,945
                                                       --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (851)       (1,084)       (1,566)
  Proceeds from sale of property, plant
    and equipment                                             4             8            21
                                                       --------      --------      --------
    Net cash used in investing activities                  (847)       (1,076)       (1,545)
                                                       --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                        77,306        68,303        83,968
  Repayments of borrowings under line of
    credit                                              (70,976)      (75,151)      (83,391)
  Treasury stock purchases                                    -           (26)            -
  Principal payments on term loan and
    capital lease obligations                            (2,309)       (1,948)       (1,933)
                                                       --------      --------      --------
    Net cash provided by (used in)
      financing activities                                4,021        (8,822)       (1,356)
  Effect of exchange rate changes on cash                  (115)          119           259
                                                       --------      --------      --------
    Net increase in cash and cash equivalents               105           209           303

CASH AND CASH EQUIVALENTS - beginning of year               589           694           903
                                                       --------      --------      --------

CASH AND CASH EQUIVALENTS - end of year                $    694      $    903      $  1,206
                                                       ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

  Interest                                             $  1,752      $  1,424      $    989
  Income taxes                                               32             8         1,346

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
Capital expenditures funded by capital
 lease borrowings                                      $  1,422      $    481      $  1,242

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2001, 2002 AND 2003

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business -

     Lowrance Electronics, Inc., and subsidiaries (the Company) design, manufacture, market and distribute SONARs (also known as depth-sounders and fish-finders), global positioning system (GPS) navigational equipment and other marine electronic products and various related accessories. The Company's SONARs are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company's GPS receivers are used in a variety of marine and non-marine applications, including aviation, automotive, hunting, hiking and backpacking.

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

     Property and Depreciation -

     Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets are as follows: leasehold and building improvements, 15-20 years; machinery and equipment, 5-7 years; and office furniture and fixtures, 3-5 years. Fully depreciated property and equipment with a cost of approximately $21.1 million is still in use as of July 31, 2003.

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

     Inventory -

     Inventories are stated at the lower of cost (first-in, first-out) or market. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. Management monitors the carrying value of inventories using inventory control and review processes which include, but are not limited to, sales forecast review, inventory status reports and inventory reduction programs. The Company estimates the required level of inventory reserves based upon expected usage information for raw materials and historical selling trends for finished goods. Actual results could vary from these estimates.

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

     Advertising -

     Advertising costs are expensed as incurred. The Company expensed approximately $2.5 million, $3.3 million and $3.9 million during the years 2001, 2002 and 2003, respectively, for advertising.

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

     Recently Issued Accounting Standards -

     The Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during fiscal 2003. The adoption of these statements did not impact the Company's financial position or results of operations.

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

     Stock Based Compensation -

     The Company accounts for stock options utilizing the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 ("APB25"), Accounting for Stock Issued to Employees and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation. Statement of Financial Accounting Standards No. 148 ("SFAS 148") Accounting for Stock-Based Compensation - Transition and Disclosure amended the disclosure provisions of SFAS 123.

     No compensation cost is recognized in the Consolidated Statements of Income for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                        2001          2002          2003
                                       ------      ---------     ---------
NET INCOME (in thousands):
     As reported                       $   37      $   2,389     $   4,931
     Compensation cost-as reported          -              -             -
     Compensation cost-fair value
          method, net of tax               50             41            43
                                       ------      ---------     ---------
     Pro forma                            (13)         2,348         4,888
                                       ======      =========     =========

EARNINGS PER SHARE:
     Basic-as reported                 $  .01      $     .63     $    1.31
     Diluted-as reported                  .01            .63          1.27
     Pro forma-Basic                      .00            .62          1.30
     Pro forma-Diluted                    .00            .62          1.26

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

(2)  BALANCE SHEET DETAIL

     Inventories -

     Inventories consist of the following at July 31,

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Raw materials                         $  6,141     $   3,350     $   4,290
Work-in-process                          1,836         2,135         2,608
Finished goods                          12,481         7,186         9,598
Reserves                                (1,606)         (541)         (555)
                                      --------     ---------     ---------

  Total inventories                   $ 18,852     $  12,130     $  15,941
                                      ========     =========     =========

     Discontinued finished goods inventory attributable to fiscal 2002 product decisions was approximately $156,000 at July 31, 2003 as compared to $3.4 million at July 31, 2002; as of September 30, 2003, the inventory balance relating to these products was $75,000. Inventory on hand at July 31, 2003 for products the Company expects to discontinue during fiscal 2003 was $723,000; as of September 30, 2003, the inventory balance relating to these products was $438,000. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2004.

     Property, Plant, and Equipment -

     Property, Plant, and Equipment consist of the following at July 31,

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Land                                  $    557     $     557     $     557
Building and improvements                5,111         5,305         5,318
Machinery and equipment                 27,944        28,531        26,580
Office furniture and fixtures            3,579         3,760         4,339
                                      --------     ---------     ---------
                                        37,191        38,153        36,794
Less- accumulated depreciation          29,458        31,049        29,201
                                      --------     ---------     ---------
  Net property, plant,& equip.        $  7,733     $   7,104     $   7,593
                                      ========     =========     =========

     Fully depreciated property and equipment with a cost of approximately $21.1 million is still in use as of July 31, 2003.

     Property, plant and equipment at July 31 includes the following amounts held in the Company's manufacturing facility in Mexico:

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Land                                  $      -     $       -     $       -
Building and improvements                1,367         1,367         1,311
Machinery and equipment                  8,492         8,581         8,683
Office furniture and equipment              46            52            51
                                      --------     ---------     ---------
                                         9,905        10,000        10,045
Less- accumulated depreciation           5,646         6,526         6,936
                                      --------     ---------     ---------
  Net property, plant,& equip.        $  4,259     $   3,474     $   3,109
                                      ========     =========     =========

     The property, plant, and equipment accounts at July 31 include the following amounts for leased property under capitalized leases:

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Machinery and equipment               $  3,192     $   3,212     $   3,982
Less -accumulated depreciation           1,173         1,627         1,496
                                      --------     ---------     ---------
Net property, plant,& equip.
    under capitalized leases          $  2,019     $   1,585     $   2,486
                                      ========     =========     =========

     Reserves for Doubtful Accounts, Sales Returns and Cash Discounts

     Reserves for doubtful accounts, sales returns and cash discounts consist of the following at July 31,

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Balance, beginning of period          $    631     $     718     $     787
Charged to expense                         113           291           275
Net write-offs                             (26)         (222)         (330)
                                      --------     ---------     ---------
Balance, end of period                $    718     $     787     $     732
                                      ========     =========     =========

     Inventory Reserves

     Excess, obsolete and realization reserves consist of the following at July 31,

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Balance, beginning of period          $  1,457     $   1,606     $     541
Adjustment to provision                    240            24           215
Inventory dispositions                     (91)       (1,089)         (201)
                                      --------     ---------     ---------
Balance, end of period                $  1,606     $     541     $     555
                                      ========     =========     =========

     Product Warranties

     The following represents a tabular presentation of the changes in the Company's aggregate product warranty liability for the reporting period.

                                        2001         2002          2003
                                      --------     ---------     ---------
                                                 (in thousands)
Balance, beginning of period          $  1,036     $     889     $     720
Warranty cost incurred                  (2,072)       (1,691)       (1,786)
New warranties issued                    1,951         1,529         2,045
Change in beginning of period
  estimate                                 (25)           (6)           25
                                      --------     ---------     ---------

Balance, end of period                $    889     $     720     $   1,004
                                      ========     =========     =========

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

     Long-term debt and the revolving credit line at July 31 are summarized below:

                                                     2002           2003
                                                   ---------     ---------
                                                        (in thousands)
Revolving credit line                              $   3,932     $   4,509
Term loans due in monthly installments
  of $103,000 plus interest                            2,538         1,300
Capitalized equipment lease
  obligations, payable in monthly
  installments of approximately
  $81,000, including interest at
  rates from 3.9% to 13.5%, with
  final payments ranging from
  September 2004 through June 2008                     1,530         2,077
                                                   ---------     ---------
                                                       8,000         7,886
Less - current maturities                              1,817         2,061
                                                   ---------     ---------

   Total long-term debt                            $   6,183     $   5,825
                                                   =========     =========

     Future maturities of the above debt obligations at July 31, 2003, are approximately $2.1 million, $.8 million, $4.9 million, $36,000 and $13,000, for the years ending July 31, 2004 through 2008, respectively.

     At July 31, 2003, the Company had a $33.9 million financing facility which consisted of $7.4 million in term loans and a $26.5 million revolving credit line. At July 31, 2003, the term loans had a remaining balance of $1.3 million. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At July 31, 2003, the Company had $7.8 million available under the revolving credit line.

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

     As of April 30, 2003, the Company exceeded its third quarter maximum inventory level covenant; however, the bank waived this violation as an event of default under the terms of the revolving credit line and removed the covenant for the July 31, 2003 reporting date. As of September 10, 2003, the bank removed altogether the maximum inventory level covenant.

     The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the bank credit line in lieu of compensating balances.

     The agreement requires, among other things, that the Company maintain a minimum tangible net worth and a minimum fixed charge ratio, limit the ratio of total liabilities to tangible net worth and maintain minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases and prohibits the payment of dividends without the prior written consent of the lender. The Company announced a special dividend of $0.25 per common share on August 15, 2003 to shareholders of record as of August 13, 2003 after obtaining approval from the lender. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors and will depend upon the Company's financial results and the favorable tax treatment of dividend payments. Violation of any of the aforementioned provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all covenants at July 31, 2003.

     The Company's indebtedness is collateralized by substantially all of the Company's assets.

     Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                              Years Ended July 31,
                                      ------------------------------------
                                        2001         2002          2003
                                      --------     ---------     ---------
                                             (dollars in thousands)
Highest amount borrowed               $ 17,017     $  15,802     $  14,827
Average amount borrowed                 11,818        11,131         9,507
Weighted average interest rate             8.9%          6.5%          4.7%

(4)  LEASES

     Capital Leases -

     Certain equipment is leased under capital lease agreements. Accordingly, such equipment is recorded as an asset, and the discounted value of the remaining lease obligations is recorded as a liability in the accompanying Consolidated Balance Sheets.

     The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2003, (in thousands):

Years ending July 31:
2004                                               1,054
2005                                                 807
2006                                                 390
2007                                                  36
2008                                                  13
                                                --------
Total minimum lease payments                       2,300
Less-amounts representing interest                   223
                                                --------

Present value of net minimum lease payments     $  2,077
                                                ========

Current portion of obligations under
 capital leases                                 $    921
                                                ========

Long-term portion of obligations under
 capital leases                                 $  1,156
                                                ========

     Operating Leases -

     During 2001, 2002 and 2003, the Company recorded $1.2 million, $1.2 million and $.9 million, respectively, of expense related to operating leases.

     At July 31, 2003, future minimum rental payments for operating leases totaled $2.8 million. On August 30, 1996, the Company entered into a ten-year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. Lease payments for this facility are approximately $58,000 per month. The lease also includes rent escalations of 3% per year. Total future minimum rental payments under operating leases for the years ending July 31, 2004 through July 31, 2008 (including the rental for the Mexican facility assuming the purchase option is not exercised) are approximately $.9 million, $.8 million, $.8 million, $.2 million, and $.1 million, respectively.

(5)  STOCKHOLDERS' EQUITY AND RELATED ITEMS

     On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue to selected members of management. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights. Options and stock appreciation rights granted cannot have terms greater than ten years. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company's common stock at the date of grant. On July 2, 2001, the Company issued 134,453 incentive stock options and 115,547 non-qualified stock options; these same amounts were issued and outstanding as of July 31, 2001. Through July 31, 2003, none of these options have been exercised or canceled, and no shares are exercisable.

     On July 31, 2003, there were a total of 134,453 incentive stock options and 115,547 non-qualified stock options outstanding under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Each option may be exercised, in whole or in part, only upon the occurrence of one of the following events: (1) the occurrence of any transaction by which the Chief Executive Officer of the Company sells 100% of the shares he then owns directly, in a private placement or registered public offering or through Rule 144 sales, or (2) the sale by the Company of all or substantially all of the Company's assets and operations to a third party, or (3) on or after July 24, 2010.

     In March 2002, the Board of Directors authorized the purchase of up to $1 million dollars of the Company's stock. These purchases must comply with Rule 10b-18 of the Securities Exchange Act of 1934. As of July 31, 2003, the Company had purchased 7,600 shares at a cost of $26,000 under this program, which were reflected as treasury stock in the equity section of the fiscal 2002 consolidated balance sheet and were retired during the first quarter of fiscal 2003.

     EARNINGS PER SHARE CALCULATION

     Basic and diluted earnings per share is calculated as follows:

                                                  Income         Shares (1)     Per-Share
                                                (Numerator)     Denominator       Amount
                                               ------------     -----------     ---------
FOR THE YEAR ENDED JULY 31, 2003

     BASIC EPS

     Net Income available to common
     stockholders                              $  4,931,000       3,761,196     $    1.31
                                                                                ---------

     EFFECT OF DILUTIVE SECURITIES

     2001 Stock Option Plan Options                       -         132,128
                                               ------------     -----------

     DILUTED EPS

     Net Income available to common
     stockholders + assumed conversions        $  4,931,000       3,893,324     $    1.27
                                               ============     ===========     =========

FOR THE YEAR ENDED JULY 31, 2002

     BASIC EPS

     Net Income available to common
     stockholders                              $  2,389,000       3,766,888     $     .63
                                                                                ---------

     EFFECT OF DILUTIVE SECURITIES

     2001 Stock Option Plan Options                       -          51,238
                                               ------------     -----------

     DILUTED EPS

     Net Income available to common
     stockholders + assumed conversions        $  2,389,000       3,818,126     $    0.63
                                               ============     ===========     =========

FOR THE YEAR ENDED JULY 31, 2001

     BASIC EPS

     Net Income available to common
     stockholders                              $     37,000       3,768,796     $    0.01
                                                                                =========

     EFFECT OF DILUTIVE SECURITIES

     2001 Stock Option Plan Options                       -               -
                                               ------------     -----------

     DILUTED EPS

     Net Income available to common
     stockholders + assumed conversions        $     37,000       3,768,796     $    0.01
                                               ============     ===========     =========

1)   The calculation of 2002 weighted average shares outstanding is filed as
     Exhibit 99.2 to the ( Company's Annual Report on Form 10-K for the fiscal year ended July 31,2002.

     Related Party Disclosures- Darrell J. Lowrance, President and Chief Executive Officer since 1964, owns 50.7% of the Company's outstanding common stock and is active in the day to day operations of the Company.

(6)  RETIREMENT PLAN

     Substantially all Company employees in the United States participate in the Lowrance Savings Plan which requires the Company to contribute 3% of the participants' qualified earnings to the Plan. Also, each participant may make contributions of qualified earnings into the Plan which will be matched by the Company at 50% for each dollar contributed by the employee, not to exceed 3% of compensation. Contributions made by the Company to the Plan for the years ended July 31, 2001, 2002, and 2003 were approximately $504,000, $433,000 and $541,000, respectively.

(7)  INCOME TAXES

     The provision for income taxes consists of the following:

                                  Years Ended July 31,
                            --------------------------------
                             2001         2002        2003
                            -------      -------     -------
                                     (in thousands)
Current
    U.S.                    $    32      $     8     $   878
    Foreign                     130          203         182
                            -------      -------     -------
                                162          211       1,060
                            -------      -------     -------

Deferred
    U.S.                       (100)       1,335       1,216
    Foreign                       -            -           -
                            -------      -------     -------
                               (100)       1,335       1,216
                            -------      -------     -------

Total                       $    62      $ 1,546     $ 2,276
                            =======      =======     =======

        Foreign income taxes are based on $.5 million, $.5 million and $.5 million of foreign earnings before income taxes during 2001, 2002 and 2003, respectively.

        The provision for income taxes differs from the amount calculated by multiplying income before provision for income taxes by the statutory Federal income tax rate due to the following:

                                                       Years Ended July 31,
                                             ------------------------------------
                                               2001          2002          2003
                                             --------      --------      --------
Statutory rate                                   34.0%         34.0%         34.0%
Foreign income taxes                            123.2           5.1           2.5
State income taxes                              (11.3)          2.6            .3
Non-deductible life insurance
 premiums and entertainment expenses             39.4            .8            .7
U. S. tax treatment of foreign operations      (202.2)         (3.8)         (2.3)
Other                                            79.5            .6          (3.6)
                                             --------      --------      --------

Effective rate                                   62.6%         39.3%         31.6%
                                             ========      ========      ========

     The Company had a net operating loss carryforward of approximately $2,697,000 at July 31, 2002, all of which was utilized during fiscal 2003. Deferred taxes on accumulated other comprehensive income were $20,000 and $171,000 as of July 31, 2003 and 2002, respectively.

     The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

                                                    2002         2003
                                                  --------     --------
                                                     (in thousands)
Deferred tax assets -
   Reserves for product costs                     $    311     $    410
   Reserves for compensation and benefits              464          329
   State job tax credit carryforwards                  287          287
   Accounts receivable reserves                         39           45
   Other                                               347          110
   Net operating loss carryforward                     998            -
                                                  --------     --------
   Deferred tax assets                               2,446        1,181
                                                  --------     --------
Deferred tax liabilities -
   Depreciation                                        577          717
                                                  --------     --------

Net deferred tax asset                            $  1,869     $    464
                                                  ========     ========

     The net deferred tax asset is recorded as $1,161,000 in current assets and $708,000 in non-current assets for fiscal 2002 and $894,000 in current assets and $430,000 in non-current liabilities for fiscal 2003.

(8)  OPERATING SEGMENT INFORMATION

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

     The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:

                      2001         2002         2003
                    --------     --------     --------
                            (in thousands)
Net sales:
   Domestic         $ 58,726     $ 62,538     $ 67,960
   Foreign            14,693       16,963       20,337
                    --------     --------     --------

     Total          $ 73,419     $ 79,501     $ 88,297
                    ========     ========     ========

     The majority of foreign sales are concentrated in Canada, Australia and Europe.

     Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment. There are no long-lived assets in any foreign country other than Mexico.

(9)  SALES TO A MAJOR CUSTOMER

     During 2001, 2002, and 2003 one customer accounted for approximately 12%, 9% and 7% of consolidated net sales, respectively. No other customer accounted for 10% or more of consolidated net sales in 2001, and no customer accounted for 10% or more of consolidated net sales in 2002 or 2003.

(10) CONCENTRATIONS OF CREDIT RISK

     The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2003.

(11) MERGER COSTS

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

                                        LOWRANCE ELECTRONICS, INC.


DATE: October 22, 2003                  BY: /s/Darrell J. Lowrance
                                            ------------------------------------
                                        Darrell J. Lowrance,
                                        President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
-----------------------------
Darrell J. Lowrance            President and Chief Executive    October 22, 2003
                               Officer, and Director
                               (Principal Executive Officer)

/s/ Douglas J. Townsdin
-----------------------------
Douglas J. Townsdin            Vice President of Finance and    October 22, 2003
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)

/s/ George W. Jones
-----------------------------
George W. Jones                Director                         October 22, 2003

/s/ Peter F. Foley, III
-----------------------------
Peter F. Foley, III            Director                         October 22, 2003

/s/ M. Wayne Williams
-----------------------------
M. Wayne Williams              Director                         October 22, 2003