Form 10-Q
period 2003-10-31
LOWRANCE ELECTRONICS INC
filed 2003-11-26
CIK 804073

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

--------------------------------------------------------------------------------


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
                                 YES   X         NO
                                     -----          ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 YES             NO    X
                                     -----          ------


At October 31, 2003, there were 3,761,196 shares of Registrant's $0.10 par value Common Stock outstanding.

                           LOWRANCE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                             PAGE
                                                                                             ----

PART I. FINANCIAL INFORMATION

     ITEM 1. Condensed Consolidated Balance Sheets -
                 October 31, 2003 and 2002, and July 31, 2003.............................     3

             Condensed Consolidated Statements of Operations and Comprehensive Income -
                 Three Months Ended October 31, 2003 and 2002.............................     4

             Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended October 31, 2003 and 2002.............................     5

             Notes to Condensed Consolidated Financial Statements.........................   6-8

     ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................  9-11

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ..................    11

     ITEM 4. Controls and Procedures .....................................................    11


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings............................................................    11

     ITEM 2. Changes in Securities........................................................    11

     ITEM 3. Defaults Upon Senior Securities..............................................    11

     ITEM 4. Submission of Matters to a Vote of Security Holders..........................    11

     ITEM 5. Other Information............................................................    11

     ITEM 6. Exhibits and Reports on Form 8-K............................................. 11-15


     SIGNATURES       ....................................................................    16

                           LOWRANCE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 Oct. 31,       Oct. 31,        July 31,
                                                                   2003           2002            2003
                                                               ------------   ------------    ------------
                                                                                  (in thousands)

                                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $      1,010   $        634    $      1,206
     Trade accounts receivable, less allowances                       6,284          4,966           8,431
     Inventories                                                     17,392         14,859          15,941
     Current deferred income taxes                                      835          1,006             894
     Prepaid expenses                                                 2,659          1,115           1,290
                                                               ------------   ------------    ------------

         Total current assets                                        28,180         22,580          27,762

PROPERTY, PLANT, AND EQUIPMENT, net                                   8,146          7,133           7,593

OTHER ASSETS                                                             62             49              62

DEFERRED INCOME TAXES                                                    --          1,757              --
                                                               ------------   ------------    ------------

                                                               $     36,388   $     31,519    $     35,417
                                                               ============   ============    ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                      $      2,012   $      1,780    $      2,061
     Accounts payable                                                 4,859          4,049           2,951
     Accrued liabilities:
         Compensation and benefits                                    2,180          2,360           2,704
         Product costs                                                  983            808           1,004
         Other                                                        1,773            841             893
                                                               ------------   ------------    ------------
         Total current liabilities                                   11,807          9,838           9,613

LONG-TERM DEBT, less current
     maturities                                                       6,824          8,720           5,825

DEFERRED INCOME TAXES                                                   542             --             430

STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value, 10,000,000 shares
         authorized; 3,761,196 shares issued and outstanding            377            377             377
     Paid-in capital                                                  7,073          7,073           7,073
     Retained earnings                                                9,635          5,769          12,132
     Accumulated other comprehensive loss                               130           (258)            (33)
                                                               ------------   ------------    ------------

         Total stockholders' equity                                  17,215         12,961          19,549
                                                               ------------   ------------    ------------

                                                               $     36,388   $     31,519    $     35,417
                                                               ============   ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                ----------------------------
                                                  Oct. 31,        Oct. 31,
                                                    2003            2002
                                                ------------    ------------
                                          (in thousands, except per share amounts)

NET SALES                                       $     14,036    $     11,155

COST OF SALES                                          8,984           7,032
                                                ------------    ------------

         Gross profit                                  5,052           4,123

OPERATING EXPENSES:
     Selling and administrative                        5,831           5,160
     Research and development                          1,230           1,050
                                                ------------    ------------

         Total operating expenses                      7,061           6,210
                                                ------------    ------------

         Operating loss                               (2,009)         (2,087)
                                                ------------    ------------

OTHER EXPENSES:
     Interest expense                                    206             201
     Other, net                                          137              36
                                                ------------    ------------

         Total other expenses                            343             237
                                                ------------    ------------

LOSS BEFORE INCOME TAXES                              (2,352)         (2,324)

BENEFIT FOR INCOME TAXES                                (795)           (892)
                                                ------------    ------------

NET LOSS                                        $     (1,557)   $     (1,432)
                                                ============    ============

NET LOSS PER COMMON SHARE:
     Basic                                      $       (.41)   $       (.38)
                                                ============    ============
     Diluted                                    $       (.41)   $       (.38)
                                                ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
     Basic                                             3,761           3,761
                                                ============    ============
     Diluted                                           3,761           3,761
                                                ============    ============

DIVIDENDS                                       $        940    $         --
                                                ============    ============

OTHER COMPREHENSIVE LOSS NET OF TAX:

NET LOSS                                        $     (1,557)   $     (1,432)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  163              34
                                                ------------    ------------

COMPREHENSIVE LOSS                              $     (1,394)   $     (1,398)
                                                ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                               ----------------------------
                                                                 Oct. 31         Oct. 31
                                                                   2003            2002
                                                               ------------    ------------
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $     (1,557)   $     (1,432)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  633             595
         Gain on sale of fixed assets                                    (4)             --
         Deferred income taxes                                          171            (894)
     Changes in operating assets and liabilities:
         (Increase)decrease in trade accounts receivable              2,147           2,729
         (Increase)decrease in inventories                           (1,451)         (2,729)
         (Increase)decrease in prepaids and other assets             (1,369)           (103)
         Increase (decrease) in accounts payable and
           accrued liabilities                                        2,243            (345)
                                                               ------------    ------------

         Net cash provided by (used in) operating activities            813          (2,179)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (374)           (498)
     Proceeds from sale of property, plant and equipment                  4              --
                                                               ------------    ------------
         Net cash used in investing activities                         (370)           (498)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit                                 16,114          16,252
     Repayments of borrowings under line of credit                  (15,477)        (13,414)
     Dividend payment                                                  (940)             --
     Principal payments on term loan and capital
      lease obligations                                                (499)           (464)
                                                               ------------    ------------

         Net cash provided by (used in) financing activities           (802)          2,374

     Effect of exchange rate changes on cash                            163              34
                                                               ------------    ------------
         Net decrease in cash and cash equivalents                     (196)           (269)

CASH AND CASH EQUIVALENTS - beginning of period                       1,206             903
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS - end of period                      $      1,010    $        634
                                                               ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                   $        206    $        201
    Income taxes                                                          6               9

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings        $        812    $        126

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTH PERIODS ENDED OCTOBER 31, 2003 AND 2002
                                   (Unaudited)


(1)      PRINCIPLES OF PREPARATION

         The financial statements subsequent to July 31, 2003 and with respect to the interim three month periods ended October 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2003, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report for the year ended July 31, 2003 filed with the Securities and Exchange Commission on Form 10-K.

         Certain reclassifications have been made to the October 31, 2002 financial statements to conform to the classifications used for the period ended October 31, 2003.

(2)      INVENTORIES

         Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

                             Oct. 31,      Oct. 31,      July 31,
                               2003          2002          2003
                            ----------    ----------    ----------
                                        (in thousands)

  Raw materials             $    6,045    $    4,105    $    4,290
  Work-in-process                4,036         2,838         2,608
  Finished goods                 8,128         8,602         9,598
  Reserves                        (817)         (687)         (555)
                            ----------    ----------    ----------

Total inventories           $   17,392    $   14,859    $   15,941
                            ==========    ==========    ==========

         Discontinued finished goods inventory attributable to fiscal 2002 product decisions was approximately $46,000 at October 31, 2003 as compared to $156,000 at July 31, 2003. Inventory on hand at October 31, 2003 for products the Company expects to discontinue during fiscal 2004 was $262,000 as compared to $723,000 at July 31, 2003. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2004.

(3)      PRODUCT WARRANTIES

         The following represents a tabular presentation of the changes in the Company's aggregate product warranty liability for the three-month reporting period.

                                                    Three Months Ended
                                                ------------------------
                                                  Oct. 31,      Oct. 31,
                                                   2003          2002
                                                ----------    ----------
                                                     (in thousands)

Beginning balance                               $    1,004    $      720
Warranty cost incurred                                (580)         (480)
New warranties issued                                  550           523
Change in beginning of period estimate                   9            45
                                                ----------    ----------
Ending balance                                  $      983    $      808
                                                ==========    ==========


(4)      LONG-TERM DEBT AND REVOLVING CREDIT LINE

         Long-term debt and the revolving credit line are summarized below:

                                                                    Oct. 31,     Oct. 31,     July 31,
                                                                      2003         2002         2003
                                                                   ----------   ----------   ----------
                                                                              (in thousands)

Revolving credit line                                              $    5,146   $    6,770   $    4,509
Term loan                                                                 990        2,228        1,300
Capitalized equipment lease obligations,
     payable in monthly installments of approximately $126,000
     including interest at rates from 3.9% to 10.0%, with final
     payments ranging from September 2004 through June 2008             2,700        1,502        2,077
                                                                   ----------   ----------   ----------
                                                                        8,836       10,500        7,886

Less - current maturities                                               2,012        1,780        2,061
                                                                   ----------   ----------   ----------

Total long-term debt                                               $    6,824   $    8,720   $    5,825
                                                                   ==========   ==========   ==========

         At October 31, 2003, the Company's financing facility consisted of $7.4 million in term loans and a $26.5 million revolving credit line. At October 31, 2003 the term loans had a remaining balance of $990,000. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .5%, which was 4.5% as of October 31, 2003. The Company had $3.6 million available under the revolving credit line at October 31, 2003.

         The Company was in compliance with all debt covenants at October 31, 2003.

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

         Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K. There are no significant long-lived assets in any foreign country other than Mexico.


(6)      EARNINGS PER SHARE

         Basic and diluted earnings per share is calculated as follows:

                                                   INCOME           SHARES       PER-SHARE
                                                 (NUMERATOR)     DENOMINATOR      AMOUNT
                                                ------------    ------------   ------------

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

    BASIC EPS
    Net Income (loss) available to common
    stockholders                                $ (1,557,000)      3,761,196   $      (0.41)
                                                                               ------------

    EFFECT OF DILUTIVE SECURITIES
    2001 Stock Option Plan Options (a)                    --              --
                                                ------------    ------------

    DILUTED EPS
    Net Income(loss) available to common
    stockholders + assumed conversions          $ (1,557,000)      3,761,196   $      (0.41)
                                                ------------    ------------   ------------

FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

    BASIC EPS
    Net Income(loss) available to common
    stockholders                                $ (1,432,000)      3,761,196   $      (0.38)
                                                                               ------------

    EFFECT OF DILUTIVE SECURITIES
    2001 Stock Option Plan Options (a)                    --              --
                                                ------------    ------------

    DILUTED EPS
    Net Income(loss) available to common
    stockholders + assumed conversions          $ (1,432,000)      3,761,196   $      (0.38)
                                                ------------    ------------   ------------

    (a) The 2001 Stock Option Plan options are not included as they are anti-dilutive.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2003

SALES AND MARGIN

Total net sales increased by $2.9 million, or 25.8%, for the three months ended October 31, 2003, as compared to the same period last year, on a 29.4% increase in unit sales. This year over year increase in sales is due primarily to the new products introduced during the second, third and fourth quarters of fiscal 2003.

The gross profit margin increased by $929,000, or 22.5%, for the three months ended October 31, 2003 as compared to the same period last year. The gross margin percentage decreased to 36.0% as compared to 37.0% last year as a result of a significant increase in year over year sales attributable to the Company's new high volume, lower margin, $79 price point unit, introduced during the second quarter of fiscal 2003.

OPERATING EXPENSES AND INCOME

Operating expenses increased by $851,000, or 13.7%, during the three months ended October 31, 2003 compared to the same period last year. Operating expenses as a percentage of sales decreased to 50.3% from 55.7% during the three months ended October 31, 2003 and 2002, respectively.

During the three months ended October 31, 2003, selling and administrative expense increased by $671,000, or 13.0%, over the previous year due to increased year over year sales and also to increased selling, advertising and marketing efforts focused on the new products.

Research and development expense increased by $180,000 for the first three months of fiscal 2003 as compared to fiscal 2002 due primarily to staffing increases. As of October 31, 2003, the Company had eight additional personnel as compared to the same period last year.

The operating loss decreased by $78,000, or 3.7%, for the three months ended October 31, 2003 as compared to the same period last year.

INTEREST EXPENSE

Interest expense for the three months ended October 31, 2003 was flat compared to the previous year and decreased as a percentage of sales to 1.5% from 1.8% year over year. For the three months ended October 31, 2003 as compared to prior year, the Company carried, on average, $1.3 million in lower overall debt balances. Capital equipment leases carrying higher interest rates comprised 28.8% of total average debt for the period as compared to 16.8% last year. Interest on additional capital equipment purchases offset year over year interest rate decreases in the prime rate and the effect of the lower overall average debt balance. The interest rate on the Company's primary financing facility was 4.5% for the three months ended October 31, 2003 as compared to 5.25% for the same period last year. The prime rate was 4.0% and 4.75% for the three months ended October 31, 2003 and 2002, respectively.

INCOME TAXES

The effective tax rates were 33.8% and 38.4%, respectively, for the three months ended October 31, 2003 and 2002. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective.

NET LOSS

The net loss for the three months ended October 31, 2003 and 2002 was $1.6 million and $1.4 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations, a $26.5 million revolving credit line and lease financing. The revolving credit line includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At October 31, 2003, the Company had $3.6 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At October 31, 2003, the term loans had a remaining balance of $990,000 with required monthly payments of $103,000 plus interest.

The Company was in compliance with all loan covenants at October 31, 2003.

Cash flows from operations were $813,000 for the three months ended October 31, 2003 as compared to cash flows used in operations of $2.2 million for the same period last year. Operating cash flows were utilized to fund capital expenditures of $374,000 and pay cash dividends of $940,000 to shareholders. An additional $812,000 in capital expenditures was funded by capital lease borrowings.

Discontinued finished goods inventory attributable to fiscal 2002 product decisions was approximately $46,000 at October 31, 2003 as compared to $156,000 at July 31, 2003. Inventory on hand at October 31, 2003 for products the Company expects to discontinue during fiscal 2004 was $262,000 as compared to $723,000 at July 31, 2003. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2004. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the company in forward-looking statements:

    o Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 4 to the condensed consolidated financial statements for details on the Company's long-term debt. A ..5% increase in the prime rate for the three months ended October 31, 2003 would have had a negative after-tax impact on earnings of approximately $18,000.

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

   3.2        By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit
              3.2 to the Company's 2003 Report on Form 10-K, which is incorporated herein by reference thereto.

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

   10.38 Amended and Restated 2001 Stock Option Plan of the Company, previously filed as Exhibit 10.38 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   10.39 Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, previously filed as Exhibit 10.39 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   10.40 Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, previously filed as
              Exhibit 10.40 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   10.41 Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated July 18, 2003, previously filed as Exhibit 10.41 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   10.42 Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 18, 2003, previously filed as Exhibit 10.42 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   10.43 Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated July 18, 2003, previously filed as
              Exhibit 10.43 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   10.44 Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 18, 2003, previously filed as Exhibit 10.44 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

   10.48 Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, previously filed as Exhibit 10.48 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

   14.0 Code of Ethics, previously filed as Exhibit 14.0 to the Company's 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

(b)      Reports on Form 8-K:

         On October 24, 2003, the Company filed a Form 8-K with the SEC regarding its press release of October 21, 2003, which announced its financial results for the fiscal year ended July 31, 2003. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LOWRANCE ELECTRONICS, INC.


DATE:  November 26, 2003                   BY: /s/ Darrell J. Lowrance
       -----------------                   ---------------------------
                                           Darrell J. Lowrance,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



DATE:  November 26, 2003                   BY: /s/ Douglas J. Townsdin
       -----------------                   ---------------------------
                                           Douglas J. Townsdin
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)