Form 10-Q
period 2004-01-31
LOWRANCE ELECTRONICS INC
filed 2004-02-26
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 0-15240

LOWRANCE ELECTRONICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	44-0624411

State of Incorporation	IRS Identification Number

12000 East Skelly Drive
Tulsa, Oklahoma 74128

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (918) 437-6881

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

At January 31, 2004, there were 3,761,196 shares of Registrant’s $0.10 par value Common Stock outstanding.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q

INDEX

		PAGE

PART I. FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Balance Sheets - January 31, 2004 and 2003, and July 31, 2003	3
	Condensed Consolidated Statements of Operations and Comprehensive Income - Three Months and Six Months Ended January 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6 - 9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 15
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	15
ITEM 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	16
ITEM 2.	Changes in Securities	16
ITEM 3.	Defaults Upon Senior Securities	16
ITEM 4.	Submission of Matters to a Vote of Security Holders	16
ITEM 5.	Other Information	16
ITEM 6.	Exhibits and Reports on Form 8-K	16 - 20
SIGNATURES		21

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	January 31,	July 31,
	2004	2003	2003

	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$813	$705	$1,206
Accounts receivable, less allowances	15,582	14,350	8,431
Inventories	26,195	18,715	15,941
Current deferred income taxes	1,642	973	894
Prepaid expenses	1,456	1,134	1,290

Total current assets	45,688	35,877	27,762
PROPERTY, PLANT, AND EQUIPMENT, net	8,380	7,444	7,593
OTHER ASSETS	64	49	62
DEFERRED INCOME TAXES	—	1,441	—

	$54,132	$44,811	$35,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,831	$1,909	$2,061
Accounts payable	10,926	8,572	2,951
Accrued liabilities:
Compensation and benefits	2,463	2,441	2,704
Product costs	2,198	779	1,004
Other	1,436	1,257	893

Total current liabilities	18,854	14,958	9,613
LONG-TERM DEBT, less current maturities	15,650	16,215	5,825
DEFERRED INCOME TAXES	732	—	430
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares issued and outstanding	377	377	377
Paid-in capital	7,073	7,073	7,073
Retained earnings	11,258	6,389	12,132
Accumulated other comprehensive income (loss)	188	(201)	(33)

Total stockholders’ equity	18,896	13,638	19,549

	$54,132	$44,811	$35,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003

	(in thousands, except per share information)
NET SALES	$24,468	$21,514	$38,504	$32,669
COST OF SALES	14,405	13,785	23,389	20,817

Gross profit	10,063	7,729	15,115	11,852

OPERATING EXPENSES:
Selling and administrative	6,206	5,466	12,037	10,626
Research and development	1,214	961	2,444	2,011

Total operating expenses	7,420	6,427	14,481	12,637

Operating income (loss)	2,643	1,302	634	(785)

OTHER EXPENSES:
Interest expense	165	319	371	520
Other, net	25	(28)	162	8

Total other expenses	190	291	533	528

INCOME (LOSS) BEFORE INCOME TAXES	2,453	1,011	101	(1,313)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	830	391	35	(501)

NET INCOME (LOSS)	$1,623	$620	$66	$(812)

NET INCOME (LOSS) PER SHARE
BASIC	$.43	$.16	$.02	$(.22)

DILUTED	$.41	$.16	$.02	$(.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,761	3,761	3,761	3,761

DILUTED	3,978	3,885	3,970	3,761

DIVIDENDS	$940	NONE	$940	NONE

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
NET INCOME (LOSS)	$1,623	$620	$66	$(812)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	58	57	221	91

COMPREHENSIVE INCOME (LOSS)	$1,681	$677	$287	$(721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	January 31,	January 31,
	2004	2003

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66	$(812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,271	1,119
Gain on retirement of fixed assets	(4)	(21)
Deferred income taxes	(446)	(545)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(7,151)	(6,655)
(Increase) decrease in inventories	(10,254)	(6,585)
(Increase) decrease in prepaids and other assets	(168)	(122)
Increase (decrease) in accounts payable and accrued liabilities	9,471	4,646

Net cash used in operating activities	$(7,215)	$(8,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(1,026)	$(967)
Proceeds from sales of property, plant and equipment	4	21

Net cash used in investing activities	$(1,022)	$(946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	$40,113	$35,417
Repayments of borrowings under line of credit	(30,275)	(24,856)
Dividend payment	(940)	—
Principal payments on term loan and capital lease obligations	(1,275)	(929)

Net cash provided by financing activities	$7,623	$9,632
Effect of exchange rate changes on cash	221	91

Net decrease in cash and cash equivalents	$(393)	$(198)
CASH AND CASH EQUIVALENTS - beginning of period	1,206	903

CASH AND CASH EQUIVALENTS - end of period	$813	$705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$371	$520
Income taxes	12	9
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$1,032	$492

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
(Unaudited)

(1)	PRINCIPLES OF PREPARATION

The financial statements subsequent to July 31, 2003 and with respect to the interim three and six month periods ended January 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three and six months ended January 31, 2004, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2003 filed with the Securities and Exchange Commission on Form 10-K.

Certain reclassifications have been made to the January 31, 2003 financial statements to conform to the classifications used for the period ended January 31, 2004.

(2)	BALANCE SHEET DETAIL

Inventories -

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	Jan. 31,	Jan. 31,	July 31,
	2004	2003	2003

		(in thousands)
Raw materials	$10,398	$6,661	$4,290
Work-in-process	6,888	4,396	2,608
Finished goods	10,103	8,442	9,598
Reserves	(1,194)	(784)	(555)

Total inventories	$26,195	$18,715	$15,941

Discontinued finished goods inventory attributable to fiscal 2003 product decisions was approximately $39,000 at January 31, 2004 as compared to $156,000 at July 31, 2003. Inventory on hand at January 31, 2004 for products the Company discontinued during fiscal 2004 was $31,000 as compared to $723,000 at July 31, 2003. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2004.

(3)	PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the six-month reporting period.

	Six Months Ended

	Jan. 31,	Jan. 31,
	2004	2003

	(in thousands)
Beginning balance	$1,004	$720
Warranty cost incurred	(1,054)	(897)
New warranties issued	1,065	901
Change in beginning of period estimate	24	55

Ending balance	$1,039	$779

(4)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

	Jan. 31,	Jan. 31,	July 31,
	2004	2003	2003

	(in thousands)
Revolving credit line	$14,347	$14,493	$4,509
Term loan	680	1,942	1,300
Capitalized equipment lease obligations (net), payable in monthly installments of approximately $135,000 including interest at rates from 3.9% to 8.1%, with final payments ranging from March 2004 through June 2008	2,454	1,689	2,077

	$17,481	$18,124	$7,886
Less - current maturities	1,831	1,909	2,061

Total long-term debt	$15,650	$16,215	$5,825

At January 31, 2004, the Company’s financing facility consisted of $7.4 million in term loans and a $26.5 million revolving credit line. At January 31, 2004 the term loans had a remaining balance of $680,000. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .5%, which was 4.5% as of January 31, 2004. The Company had $1.1 million available under the revolving credit line at January 31, 2004.

The Company was in compliance with all debt covenants at January 31, 2004.

The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the revolving credit line in lieu of compensating balances.

The Company’s indebtedness is collateralized by substantially all of the Company’s assets.

(5)	OPERATING SEGMENTS

The Company is not required to reflect segment disclosures as the CEO and President, the Company’s Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.

The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The majority of foreign sales are concentrated in Canada, Australia and Europe.

Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment, in the Company’s 2003 Annual Report on Form 10-K. There are no significant long-lived assets in any foreign country other than Mexico.

(6)	EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	Denominator	Amount

For the three months ended January 31, 2004
Basic EPS
Net Income available to common stockholders	$1,623,000	3,761,196	$0.43

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	217,239

Diluted EPS
Net Income available to common stockholders + assumed conversions	$1,623,000	3,978,435	$0.41

For the three months ended January 31, 2003
Basic EPS
Net Income available to common stockholders	$620,000	3,761,196	$0.16

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	124,123

Diluted EPS
Net Income available to common stockholders + assumed conversions	$620,000	3,885,319	$0.16

For the six months ended January 31, 2004
Basic EPS
Net Income available to common stockholders	$66,000	3,761,196	$0.02

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	208,340

Diluted EPS
Net Income available to common stockholders + assumed conversions	$66,000	3,969,536	$0.02

For the six months ended January 31, 2003
Basic EPS
Net Income (Loss) available to common stockholders	$(812,000)	3,761,196	$(0.22)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income (Loss) available to common stockholders + assumed conversions	$(812,000)	3,761,196	$(0.22)

(a)	The effect of the 2001 Stock Option Plan options are not included as they are anti-dilutive.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of the Company’s critical accounting policies and an understanding of the significant factors that have influenced the Company’s performance during the three and six months ended January 31, 2004 and 2003, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended July 31, 2003.

Company Overview

We design, manufacture, market, and sell a comprehensive range of high-quality SONAR and Global Positioning System (“GPS”) mapping instruments under two different trade names for use in outdoor recreation and aviation. Our SONAR products graphically display underwater information and are used mainly by sport fishermen as fishfinders and by recreational boaters as navigational and safety devices. Boaters, hunters, backpackers, RV enthusiasts, pilots and others use our GPS mapping products to precisely locate their positions and to record up to 1,000 of their favorite spots for future return. Currently, we list approximately 56 different marine, outdoor, aviation, and original equipment manufacturer products on our website, www.lowrance.com.

We market our products to our customers (dealers, distributors, mass merchants, and original equipment manufacturers) who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal with the lowest sales occurring in the first quarter (Aug. – Oct.) and the highest sales occurring in the third quarter (Feb.-Apr.). The Company focuses on developing product lines that address most major price points in the market place in order to provide a high range of features to the consumers. We have increased the number of new products that we have introduced in each of the last three fiscal years, including the current fiscal year. For the fiscal year 2004, we have announced over 30 new products. The introduction of new products has resulted in the increase in sales and gross margin discussed below in both the three month and six month periods.

Our successful operations and strong competitive position are dependent to a great extent upon our ability to anticipate and react to the technological innovations inherent within our industry. To augment our continued investment in product research and development, we utilize several manufacturing and design technologies, such as Surface Mount Technology (SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), Components-On-Glass (COG) and Liquid Crystal Display (LCD) assembly. These advanced technologies, which have been essential to the development of our breakthrough SONAR and GPS products, have allowed us to reduce our material and manufacturing costs and to provide even greater product performance.

Executive Summary

During the quarter and six months ended January 31, 2004, we noted:

-	Sales for the quarter were $24,468,000, a 13.7% increase from the same period last year. Sales for the six months were $38,504,000, a 17.9% increase from the same period last year.

-	Fully diluted net income per share for the quarter was $0.41, as compared to $0.16 for the same period last year. Fully diluted net income per share for the six months was $0.02 as compared to a loss of ($0.22) for the same period last year.

-	Gross profit margin increased by $2.3 million for the quarter as compared to the same period last year, and gross profit margin increased by $3.3 million for the six months as compared to the same period last year.

-	As part of an on-going commitment to develop new technology and improve existing technology, there was an average of eight additional research and development personnel for the quarter and the six months as compared to the average for the same periods last year.

Three Months Ended January 31, 2004

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended January 31, 2004 and 2003:

	Three Months Ended		Increase / (Decrease)
	January 31		From 2003

(dollars in thousands)	2004	2003	$	%

Net Sales	$24,468	$21,514	$2,954	13.7%
Gross Profit	10,063	7,729	2,334	30.2%
Selling and Administrative Expenses	6,206	5,466	740	13.5%
Research and Development Expenses	1,214	961	253	26.3%
Operating Income	2,643	1,302	1,341	103.0%
Interest Expense	165	319	(154)	(48.3%)
Pretax Income	2,453	1,011	1,442	142.6%
Net Income	$1,623	$620	$1,003	161.8%

Expressed as a percent of net sales:

	2004	2003	%

Gross Profit	41.1%	35.9%	5.2%
Selling and Administrative Expenses	25.4%	25.4%	0.0%
Research and Development Expenses	5.0%	4.5%	0.5%
Operating Income	10.8%	6.1%	4.7%
Interest Expense	0.7%	1.5%	(0.8%)
Pretax Income	10.0%	4.7%	5.3%
Net Income	6.6%	2.9%	3.7%

Results of Operations

Sales and Margin

Our total net sales increased by $3.0 million, or 13.7%, for the three months ended January 31, 2004, as compared to the same period last year, on a 3.4% increase in unit sales. This year over year increase in sales is due primarily to new high end SONAR/GPS navigation products introduced in fiscal 2003 at the end of the second quarter and during the third quarter which were selling throughout the three months ended January 31, 2004.

The gross profit margin increased by $2.3 million, or 30.2%, for the three months ended January 31, 2004 as compared to the same period last year. The gross margin percentage increased to 41.1% as compared to 35.9% last year. The gross margin increased at a higher rate than sales as a result of the expansion of the Company’s high end SONAR/GPS navigation price points introduced in fiscal 2003 at the end of the second quarter and during the third quarter which were selling throughout the three months ended January 31, 2004 and a new avionics model introduced during the second quarter of fiscal 2004.

Operating Expenses and Income

Operating expenses increased by $993,000, or 15.5%, during the three months ended January 31, 2004 compared to the same period last year. Operating expenses as a percentage of sales increased to 30.4% from 29.9% during the three months ended January 31, 2004 and 2003, respectively.

During the three months ended January 31, 2004, selling and administrative expenses increased by $740,000, or 13.5%, over the previous year due to variable selling costs which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products.

Research and development expenses increased by $253,000, or 26.3%, for the three months ended January 31, 2004 as compared to the same period last year due primarily to staffing increases. For the three months ended January 31, 2004, the Company had an average of eight additional research and development personnel as compared to the average for the same period last year.

Interest Expense

Interest expense for the three months ended January 31, 2004 decreased by $154,000, or 48.3%, as compared to the previous year and decreased as a percentage of sales to .7% from 1.5% year over year. During the second quarter of fiscal 2003, interest expense included non-recurring fees and expenses related to the Company’s financing facility and certain lease financings of approximately $100,000. Also, for the three months ended January 31, 2004, the Company carried, on average, $1.2 million in lower debt balances as compared to the previous year. The interest rate on the Company’s primary financing facility was 4.5% for the three months ended January 31, 2004 as compared to a range of 5.75% to 4.75% for the same period last year. The prime rate was 4.0% for the three months ended January 31, 2004 as compared to a range of 4.75% to 4.25% for the three months ended January 31, 2003.

Income Taxes

The effective tax rates were 33.8% and 38.7%, respectively, for the three months ended January 31, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to the consolidated income of the Company.

Six Months Ended January 31, 2004

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended January 31, 2004 and 2003:

	Six Months Ended		Increase / (Decrease)
	January 31,		From 2003

(dollars in thousands)	2004	2003	$	%

Net Sales	$38,504	$32,669	$5,835	17.9%
Gross Profit	15,115	11,852	3,263	27.5%
Selling and Administrative Expenses	12,037	10,626	1,411	13.3%
Research and Development Expenses	2,444	2,011	433	21.5%
Operating Income (Loss)	634	(785)	1,419	N/A
Interest Expense	371	520	(149)	(28.7%)
Pretax Income (Loss)	101	(1,313)	1,414	N/A
Net Income (Loss)	$66	$(812)	$878	N/A

Expressed as a percent of net sales:

	Six Months Ended		Increase / (Decrease)
	January 31,		From 2003

	2004	2003	%

Gross Profit	39.3%	36.3%	3.0%
Selling and Administrative Expenses	31.3%	32.5%	(1.2%)
Research and Development Expenses	6.3%	6.2%	0.1%
Operating Income (Loss)	1.6%	(2.4%)	4.0%
Interest Expense	1.0%	1.6%	(0.6%)
Pretax Income (Loss)	0.3%	(4.0%)	4.3%
Net Income (Loss)	0.2%	(2.5%)	2.7%

Sales and Margin

Total net sales increased by $5.8 million, or 17.9%, for the six months ended January 31, 2004, as compared to the same period last year, on an 11.8% increase in unit sales. This year over year increase in sales is due primarily to new high end SONAR/GPS navigation products introduced in fiscal 2003 at the end of the second quarter and during the third quarter which were selling throughout the six months ended January 31, 2004.

The gross profit margin increased by $3.3 million, or 27.5%, for the six months ended January 31, 2004 as compared to the same period last year. The gross profit margin percentage increased to 39.3% as compared to 36.3% last year. The gross margin increased at a higher rate than sales as a result of the expansion of the Company’s high end SONAR/GPS navigation price points introduced in fiscal 2003 at the end of the second quarter and during the third quarter which were selling throughout the six months ended January 31, 2004 and a new avionics model introduced during the second quarter of fiscal 2004.

Operating Expenses and Income

Operating expenses increased by $1.8 million, or 14.6%, during the six months ended January 31, 2004 compared to the same period last year. Operating expenses as a percentage of sales decreased to 37.6% from 38.7% during the six months ended January 31, 2004 and 2003, respectively.

During the six months ended January 31, 2004, selling and administrative expenses increased by $1.4 million, or 13.3%, over the previous year due to variable selling costs which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products.

Research and development expenses increased by $433,000 for the first six months of fiscal 2004 as compared to fiscal 2003 due primarily to staffing increases. For the six months ended January 31, 2004, the Company had an average of eight additional research and development personnel as compared to the average for the same period last year.

Interest Expense

Interest expense for the six months ended January 31, 2004 decreased by $149,000, or 28.7%, as compared to the previous year and decreased as a percentage of sales to 1.0% from 1.6% year over year. During the second quarter of fiscal 2003, interest expense included non-recurring fees and expenses related to the Company’s financing facility and certain lease financings of approximately $100,000. Also, for the six months ended January 31, 2004, the Company carried, on average, $1.2 million in lower debt balances as compared to the previous year. The interest rate on the Company’s primary financing facility was 4.5% for the six months ended January 31, 2004 as compared to a range of 5.75% to 4.75% for the same period last year. The prime rate was 4.0% for the six months ended January 31, 2004 as compared to a range of 4.75% to 4.25% for the six months ended January 31, 2003.

Income Taxes

The effective tax rates were 34.4% and 38.1%, respectively, for the six months ended January 31, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to the consolidated income of the Company.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations, a $26.5 million revolving credit line and lease financing. The revolving credit line includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventor y with borrowings from inventories limited to $13 million. At January 31, 2004, the Company had $1.1 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At January 31, 2004, the term loans had a remaining balance of $680,000 with required monthly payments of $103,000 plus interest.

The Company was in compliance with all loan covenants at January 31, 2004.

Cash flows used in operations were $7.2 million for the six months ended January 31, 2004 as compared to $9.0 million for the same period last year. The decrease was due to higher net income and increased accounts payable levels during the first six months of fiscal 2004 as compared to the same period last year. Operating cash flows were utilized to fund capital expenditures of $1.1 million. An additional $1.0 in capital expenditures was funded by capital lease borrowings.

Discontinued finished goods inventory attributable to fiscal 2003 product decisions was approximately $39,000 at January 31, 2004 as compared to $156,000 at July 31, 2003. Inventory on hand at January 31, 2004 for products the Company discontinued during fiscal 2004 was $31,000 as compared to $723,000 at July 31, 2003. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2004. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Demand for the Company’s products is seasonal. The Company utilizes the revolving credit line to address its seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy the Company’s current working capital and capital equipment needs.

Outlook and Uncertainties

Certain matters discussed in this report, excluding historical information, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and in the report to stockholders. Statements that address the Company’s operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to sales and earnings growth, statements expressing general optimism about future operating results and statements relating to liquidity and future financing plans are forward-looking statements. Although the Company believes that such forward-looking statements are based on management’s then-current views and reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the “safe harbor” protections provided under the Private Securities litigation Reform Act of 1995.

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the company in forward-looking statements:

•	Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which the Company operates, one or more key factors discussed in “Part I, Item 1. Business” of the Company’s most recent Form 10-K could have an adverse effect on expected results for fiscal 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 4 to the condensed consolidated financial statements for details on the Company’s long-term debt. A .5% increase in the prime rate for the six months ended January 31, 2004 would have had a negative after-tax impact on earnings of approximately $13,000.

The Company is subject to foreign currency risk due to the location of its manufacturing facility in Mexico and sales from each of its distribution facilities in Canada and Australia, which are denominated in the local currency. Sales to other countries are denominated in U.S. dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on the Company’s financial statements taken as a whole. A 10 percent unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $11,000 on intercompany balances recorded at January 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Principal Executive Officer and the Principal Financial Officer evaluated the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Exchange Act and found those disclosure controls and procedures to be effective.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Not applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 2004, the Company held its Annual Meeting of Stockholders. The matters presented to Stockholders and voted on at the meeting, and the results thereof, are as follows:

A.	The Company’s Stockholders elected the following Directors for a one-year term. The voting results were as follows:

	Votes For	Votes Withheld
Darrell J. Lowrance	3,495,583	4,000
Peter J. Foley, III	3,493,883	5,700
George W. Jones	3,493,883	5,700
M. Wayne Williams	3,493,883	5,700

B.	The Company’s Stockholders ratified the appointment of Deloitte and Touche LLP as the Company’s independent accountants for the fiscal year ending July 31, 2004. The voting results were as follows:

	Votes For	Votes Against	Abstaining
Ratification of appointment of independent accountants	3,490,663	6,450	2,470

Item 5. OTHER INFORMATION

     Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)	The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

3.2	By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.3 to the Company’ Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.2	Lowrance Retirement Plan and Trust previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.3	Form of Distributor Agreements previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., previously filed as Exhibit 10.13 to the Company’s 1994 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit 10.18 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) previously filed as Exhibit 10.19 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.20 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.21 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.22 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.30 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flourie Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.38	2001 Stock Option Plan of the Company, filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on December 11, 2001, previously filed as Exhibit 10.38 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.39	NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, previously filed as Exhibit 10.39 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.40	Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 25, 2001, previously filed as Exhibit 10.40 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.41	Incentive Stock Option Agreement between the Company and Douglas Townsdin dated October 4, 2001, previously filed as Exhibit 10.41 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.42	Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 25, 2001, previously filed as Exhibit 10.42 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.43	Incentive Stock Option Agreement between the Company and Mark McQuown dated July 25, 2001, previously filed as Exhibit 10.43 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.44	Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 25, 2001, previously filed as Exhibit 10.44 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, previously filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2001, which is incorporated herein by reference thereto.

10.46	Fourteen Amendment to Loan and Security Agreement dated March 11, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company’s 2002 Quarterly Report on Form 10-Q dated January 31, 2002, which is incorporated herein by reference thereto.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.47 to the Company’s 2003 Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, previously filed as Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

14.0	Code of Ethics, previously filed as Exhibit 14.0 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

22.13	Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b.) Reports on Form 8-K.

On November 24, 2003, the Company filed a Form 8-K with the SEC regarding its press release of the same date, which announced its financial results for the three months ended October 31, 2003. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.

DATE: February 26, 2004	BY: /s/ Darrell J. Lowrance

Darrell J. Lowrance
President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 26, 2004	BY: /s/ Douglas J. Townsdin
Douglas J. Townsdin
Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)