Form 10-Q
period 2004-04-30
LOWRANCE ELECTRONICS INC
filed 2004-05-14
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

At April 30, 2004, there were 3,761,196 shares of Registrant’s $0.10 par value Common Stock outstanding.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Balance Sheets - April 30, 2004 and 2003, and July 31, 2003	3
	Condensed Consolidated Statements of Income and Comprehensive Income - Three Months and Nine Months Ended April 30, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6-10
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-16
ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17
ITEM 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	17
ITEM 2.	Changes in Securities and Use of Proceeds	17
ITEM 3.	Defaults Upon Senior Securities	17
ITEM 4.	Submission of Matters to a Vote of Security Holders	17
ITEM 5.	Other Information	17
ITEM 6.	Exhibits and Reports on Form 8-K	17-21
SIGNATURES		22
2nd Amended/Restated Agreement-Ron G Weber
2nd Amended/Restated Agreement-Ron G Weber
2nd Amended/Restated Agreement-Douglas Townsdin
2nd Amended/Restated Agreement-Bob G Callaway
2nd Amended/Restated Agreement-Mark McQuown
2nd Amended/Restated Agreement-Jane M Kaiser
Amendment to Employee Agreement-Mark C McQuown
Amendment to Employee Agreement-Douglas J Townsdin
Amendment to Employee Agreement-Bobby G Callaway
Amendment to Employee Agreement-Jane M Kaiser
Certification of the President and CEO
Certification of the VP of Finance and CFO
Certification of the CEO and CFO

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	April 30,	July 31,
	2004	2003	2003
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,193	$986	$1,206
Accounts receivable, less allowances	21,554	16,352	8,431
Inventories	22,967	20,128	15,941
Current deferred income taxes	1,789	1,139	894
Prepaid expenses	1,360	1,030	1,290

Total current assets	48,863	39,635	27,762
PROPERTY, PLANT, AND EQUIPMENT, net	9,745	7,104	7,593
OTHER ASSETS	64	49	62

	$58,672	$46,788	$35,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,842	$1,846	$2,061
Accounts payable	8,586	6,243	2,951
Accrued liabilities:
Compensation and benefits	2,988	2,240	2,704
Product costs	2,291	1,240	1,004
Accrued taxes	2,312	812	—
Other	1,181	1,707	893

Total current liabilities	19,200	14,088	9,613
LONG-TERM DEBT, less current maturities	12,965	14,282	5,825
DEFERRED INCOME TAXES	992	254	430
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares issued and outstanding.	377	377	377
Paid-in capital	7,073	7,073	7,073
Retained earnings	17,943	10,796	12,132
Accumulated other comprehensive income (loss)	122	(82)	(33)

Total stockholders’ equity	25,515	18,164	19,549

	$58,672	$46,788	$35,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2004	2003	2004	2003
	(in thousands, except per share information)
NET SALES	$46,296	$32,414	$84,800	$65,083
COST OF SALES	25,640	16,296	49,029	37,113

Gross profit	20,656	16,118	35,771	27,970
OPERATING EXPENSES:
Selling and administrative	9,189	7,812	21,226	18,438
Research and development	1,316	1,014	3,760	3,025

Total operating expenses	10,505	8,826	24,986	21,463

Operating income	10,151	7,292	10,785	6,507

OTHER EXPENSES:
Interest expense	187	237	558	757
Other, net	48	15	210	23

Total other expenses	235	252	768	780

INCOME BEFORE INCOME TAXES	9,916	7,040	10,017	5,727
PROVISION FOR INCOME TAXES	3,231	2,633	3,266	2,132

NET INCOME	$6,685	$4,407	$6,751	$3,595

NET INCOME PER SHARE
BASIC	$1.78	$1.17	$1.79	$.96

DILUTED	$1.68	$1.13	$1.70	$.93

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,761	3,761	3,761	3,761

DILUTED	3,982	3,902	3,975	3,879

DIVIDENDS	NONE	NONE	$940	NONE

OTHER COMPREHENSIVE INCOME NET OF TAX:
NET INCOME	$6,685	$4,407	$6,751	$3,595
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(66)	119	155	210

COMPREHENSIVE INCOME	$6,619	$4,526	$6,906	$3,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 30,	April 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,751	$3,595
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,930	1,709
Gain on retirement of fixed assets	(4)	(21)
Deferred income taxes	(333)	984
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(13,123)	(8,657)
(Increase) decrease in inventories	(7,026)	(7,998)
(Increase) decrease in prepaids and other assets	(72)	(18)
Increase (decrease) in accounts payable and accrued liabilities	9,806	3,839

Net cash used in operating activities	(2,071)	(6,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,857)	(1,217)
Proceeds from sales of property, plant and equipment	4	21

Net cash used in investing activities	(2,853)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	75,686	62,828
Repayments of borrowings under line of credit	(68,211)	(53,759)
Dividend payment	(940)	—
Principal payments on term loans and capital lease obligations	(1,779)	(1,433)

Net cash provided by financing activities	4,756	7,636
Effect of exchange rate changes on cash	155	210

Net increase (decrease) in cash and cash equivalents	(13)	83
CASH AND CASH EQUIVALENTS — beginning of period	1,206	903

CASH AND CASH EQUIVALENTS — end of period	$1,193	$986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$527	$705
Income taxes	566	400
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$1,225	$492

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2004 AND 2003
(Unaudited)

(1)	PRINCIPLES OF PREPARATION

The financial statements subsequent to July 31, 2003 and with respect to the interim three and nine month periods ended April 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three and nine months ended April 30, 2004, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2003 filed with the Securities and Exchange Commission on Form 10-K.

Certain reclassifications have been made to the April 30, 2003 financial statements to conform to the classifications used for the period ended April 30, 2004.

(2)	BALANCE SHEET DETAIL

Inventories -

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	April 30,	April 30,	July 31,
	2004	2003	2003
	(in thousands)
Raw materials	$5,980	$5,074	$4,290
Work-in-process	4,439	2,898	2,608
Finished goods	13,677	12,976	9,598
Excess, obsolete and realization reserves	(1,129)	(820)	(555)

Total inventories	$22,967	$20,128	$15,941

Discontinued finished goods inventory attributable to fiscal 2003 product decisions was approximately $83,000 at April 30, 2004 as compared to $156,000 at July 31, 2003. Inventory on hand at April 30, 2004 for products the Company discontinued during fiscal 2004 was $30,000 as compared to $723,000 at July 31, 2003. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2004.

(3)	PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the nine-month reporting period.

	Nine Months Ended
	April 30,	April 30,
	2004	2003
	(in thousands)
Beginning balance	$1,004	$720
Warranty cost incurred	(1,544)	(1,302)
New warranties issued	1,858	1,778
Change in beginning of period estimate	(8)	(13)

Ending balance	$1,310	$1,183

(4)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and revolving credit line are summarized below:

	April 30,	April 30,	July 31,
	2004	2003	2003
	(in thousands)
Revolving credit line	$11,984	$13,001	$4,509
Term loan	611	1,609	1,300
Capitalized equipment lease obligations, payable in monthly installments of approximately $122,000 including interest at rates from 3.7% to 5.6%, with final payments ranging from January 2005 through June 2008	2,212	1,518	2,077

	14,807	16,128	7,886
Less — current maturities	1,842	1,846	2,061

Total long-term debt	$12,965	$14,282	$5,825

At April 30, 2004, the Company’s financing facility consisted of a $26.5 million revolving credit line and initial term loans of $7.4 million with a remaining balance of $611,000. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .5%, which was 4.5% as of April 30, 2004. Effective May 1, 2004, the interest rate was lowered to prime plus .25%. The Company had $10.6 million available under the revolving credit line at April 30, 2004.

The Company was in compliance with all debt covenants at April 30, 2004.

The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the revolving credit line in lieu of compensating balances.

The Company’s indebtedness is collateralized by substantially all of the Company’s assets.

(5)	OPERATING SEGMENTS

The Company has one reportable segment as the CEO and President, the Company’s Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.

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

(6)	EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended April 30, 2004
Basic EPS
Net Income available to common stockholders	$6,685,000	3,761,196	$1.78

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	220,578

Diluted EPS
Net Income available to common stockholders + assumed conversions	$6,685,000	3,981,774	$1.68

For the three months ended April 30, 2003
Basic EPS
Net Income available to common stockholders	$4,407,000	3,761,196	$1.17

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	141,106

Diluted EPS
Net Income available to common stockholders + assumed conversions	$4,407,000	3,902,302	$1.13

For the nine months ended April 30, 2004
Basic EPS
Net Income available to common stockholders	$6,751,000	3,761,196	$1.79

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	213,413

Diluted EPS
Net Income available to common stockholders + assumed conversions	$6,751,000	3,974,609	$1.70

For the nine months ended April 30, 2003
Basic EPS
Net Income available to common stockholders	$3,595,000	3,761,196	$0.96

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	117,518

Diluted EPS
Net Income available to common stockholders + assumed conversions	$3,595,000	3,878,714	$0.93

(7)	SUBSEQUENT EVENT

On May 12, 2004, the Company’s Board of Directors declared a special dividend of $0.25 per common share payable on May 26, 2004 to shareholders of record on May 24, 2004.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q. For a description of our critical accounting policies and an understanding of the significant factors that influence our performance, see our Annual Report on Form 10-K for the year ended July 31, 2003.

Company Overview

We design, manufacture, market and sell a comprehensive range of high-quality, cost-effective SONAR and global positioning system (GPS) products and digital mapping systems under two different trade names (Lowrance and Eagle) for use in marine, consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 56 different marine, outdoor, aviation and original equipment manufacturer products.

We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal with the lowest sales occurring in the first fiscal quarter (August through October) and the highest sales occurring in the third fiscal quarter (February through April) due to marine consumer purchases during the beginning of the fishing season. We focus on developing product lines that address most price points in our markets in order to provide a broad range of features to consumers. We have increased the number of new product introductions in each of the last three fiscal years and the current fiscal year. For the fiscal year 2004, we introduced more than 30 new SONAR and GPS products. The introduction of new products has resulted in the increase in sales and gross margin discussed below.

Our successful operations and strong competitive position are dependent to a great extent upon our ability to anticipate and react to the technological innovations inherent within our industry. To augment our continued investment in product research and development, we utilize several manufacturing and design technologies, which have been essential to the development of our breakthrough SONAR and GPS products. These advanced technologies have allowed us to reduce our material and manufacturing costs and have provided improved product performance. They include:

•	Surface Mount Technology (SMT) production equipment;

•	Computer Aided Design (CAD) systems;

•	Application Specific Integrated Circuits (ASICS);

•	Tape Automated Bonding (TAB);

•	Chip-On-Flex (COF);

•	Chip-On-Glass (COG);

•	System-On-Chip (SOC); and

•	Liquid Crystal Display (LCD) assembly.

Executive Summary

During the quarter and nine months ended April 30, 2004, we noted:

•	Sales for the quarter were $46.3 million, a 42.8% increase from the same period last year. Sales for the nine months were $84.8 million, a 30.3% increase from the same period last year.

•	Fully diluted net income per share for the quarter was $1.68, as compared to $1.13 for the same period last year. Fully diluted net income per share for the nine months was $1.70, as compared to $0.93 for the same period last year.

•	Gross profit margin for the quarter increased by $4.5 million, a 28.2% increase from the same period last year. Gross profit margin for the nine months increased $7.8 million, a 27.9% increase from the same period last year.

•	As part of an on-going commitment to develop new technology and improve existing technology, there was an average of four additional research and development personnel for the quarter and seven for the nine months as compared to the average for the same periods last year.

Results of Operations

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of income and comprehensive income for the three months ended April 30, 2004 and 2003:

	Three Months Ended		Increase (Decrease)
	April 30,		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$46,296	$32,414	$13,882	42.8%
Gross Profit	20,656	16,118	4,538	28.2%
Selling and Administrative Expenses	9,189	7,812	1,377	17.6%
Research and Development Expenses	1,316	1,014	302	29.8%
Operating Income	10,151	7,292	2,859	39.2%
Interest Expense	187	237	(50)	(21.1)%
Pretax Income	9,916	7,040	2,876	40.9%
Net Income	$6,685	$4,407	$2,278	51.7%

	Three Months Ended		Increase (Decrease)
	April 30,		From 2003
	2004	2003	%
Expressed as a percent of net sales:
Gross Profit	44.6%	49.7%	(5.1)%
Selling and Administrative Expenses	19.8%	24.1%	(4.3)%
Research and Development Expenses	2.8%	3.1%	(0.3)%
Operating Income	21.9%	22.5%	(0.6)%
Interest Expense	0.4%	0.7%	(0.3)%
Pretax Income	21.4%	21.7%	(0.3)%
Net Income	14.4%	13.6%	0.8%

Sales and Margin

Total net sales increased by $13.9 million, or 42.8%, for the three months ended April 30, 2004 as compared to the same period last year, on a 44.1% increase in unit sales. This year over year increase in sales is due to:

•	New SONAR and SONAR/GPS navigation products at new price points which began to ship in the third quarter of 2004. These new price points were at the upper end of our price point range;

•	New GPS handhelds which began to ship in the third quarter of 2004;

•	Two new Aviation GPS products introduced in fiscal 2004 which began to ship in the first and second quarters; and

•	Increased sales from new product introductions at previously existing price points.

The gross profit margin increased by $4.5 million, or 28.2%, for the three months ended April 30, 2004 as compared to the same period last year. The gross margin increase is due to the same factors noted above in the discussion of the sales increase. The gross profit margin percentage decreased to 44.6% as compared to 49.7% last year. The gross profit margin percentage decreased due to price point reductions on certain higher end products compared to the price points in the prior year.

Operating Expenses and Income

Operating expenses increased by $1.7 million, or 19.0%, during the three months ended April 30, 2004 compared to the same period last year. Operating expenses as a percentage of sales decreased to 22.6% from 27.2% during the three months ended April 30, 2004 and 2003, respectively.

During the three months ended April 30, 2004, selling and administrative expenses increased by $1.4 million, or 17.6%, over the previous year due to variable selling costs such as freight, accrued warranty costs and cash discounts which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products.

Research and development expenses increased by $302,000 during the three months ended April 30, 2004 compared to the same period last year due primarily to staffing increases. For the three months ended April 30, 2004 we had an average of four additional research and development personnel compared to the same period last year.

Interest Expense

Interest expense for the three months ended April 30, 2004 decreased by $50,000, or 21.1%, as compared to the previous year and decreased as a percentage of sales to 0.4% from 0.7% year over year. The interest rate on our primary credit facility was 4.5% for the three months ended April 30, 2004 as compared to 4.75% for the same period last year. The prime rate was 4.0% for the three months ended April 30, 2004 as compared to 4.25% for the three months ended April 30, 2003.

Income Taxes.

The effective tax rates were 32.6% and 37.4%, respectively, for the three months ended April 30, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated income.

Nine months ended April 30, 2004 compared to nine months ended April 30, 2003

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of income and comprehensive Income for the nine months ended April 30, 2004 and 2003:

	Nine Months Ended		Increase (Decrease)
	April 30,		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$84,800	$65,083	$19,717	30.3%
Gross Profit	35,771	27,970	7,801	27.9%
Selling and Administrative Expenses	21,226	18,438	2,788	15.1%
Research and Development Expenses	3,760	3,025	735	24.3%
Operating Income	10,785	6,507	4,278	65.7%
Interest Expense	558	757	(199)	(26.3)%
Pretax Income	10,017	5,727	4,290	74.9%
Net Income	$6,751	$3,595	$3,156	87.8%

	Nine Months Ended		Increase (Decrease)
	January 31,		From 2003
	2004	2003	%
Expressed as a percent of net sales:
Gross Profit	42.2%	43.0%	(0.8)%
Selling and Administrative Expenses	25.0%	28.3%	(3.3)%
Research and Development Expenses	4.4%	4.6%	(0.2)%
Operating Income	12.7%	10.0%	2.7%
Interest Expense	0.7%	1.2%	(0.5)%
Pretax Income	11.8%	8.8%	3.0%
Net Income	8.0%	5.5%	2.5%

Sales and Margin

Total net sales increased by $19.7 million, or 30.3%, for the nine months ended April 30, 2004 as compared to the same period last year, on a 25.9% increase in unit sales. This year over year increase in sales is due to:

•	New SONAR and SONAR/GPS navigation products at new price points which began to ship in the third quarter of 2004. These new price points were at the upper end of our price point range;

•	New high end SONAR/GPS navigation products introduced in fiscal 2003 at the end of the second quarter and during the third quarter which were selling throughout the nine months ended April 30, 2004;

•	New GPS handhelds which began to ship in the third quarter of 2004;

•	Two new Aviation GPS products introduced in fiscal 2004 which began to ship in the first and second quarters; and

•	Increased sales from new product introductions at previously existing price points.

The gross profit margin increased by $7.8 million, or 27.9%, for the nine months ended April 30, 2004 as compared to the same period last year. The gross margin increase is due to the same factors noted above in the discussion of the sales increase. The gross profit margin percentage decreased to 42.2% as compared to 43.0% last year. The gross profit margin percentage decreased due to price point reductions on certain higher end products compared to the price points in the prior year.

Operating Expenses and Income

Operating expenses increased by $3.5 million, or 16.4%, during the nine months ended April 30, 2004 compared to the same period last year. Operating expenses as a percentage of sales decreased to 29.4% from 32.9% during the nine months ended April 30, 2004 and 2003, respectively.

During the nine months ended April 30, 2004, selling and administrative expenses increased by $2.8 million, or 15.1%, over the previous year due to variable selling costs such as freight, accrued warranty costs and cash discounts which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products.

Research and development expenses increased by $735,000, or 24.3% during the nine months ended April 30, 2004 compared to the same period last year due primarily to staffing increases. For the nine months ended April 30, 2004 we had an average of seven additional research and development personnel compared to the same period last year.

Interest Expense

Interest expense for the nine months ended April 30, 2004 decreased by $199,000, or 26.3%, as compared to the previous year and decreased as a percentage of sales to 0.7% from 1.2% year over year. The first nine months of fiscal 2003 included non-recurring fees and expenses of approximately $100,000 related to our credit facility and certain lease financings. Also, for the nine months ended April 30, 2004 we carried on average, $800,000 in lower debt balances as compared to the same period in the previous year. The interest rate on our primary credit facility was 4.5% for the nine months ended April 30, 2004 as compared to a range of 5.75% to 4.75% for the same period last year. The prime rate was 4.0% for the nine months ended April 30, 2004 as compared to a range of 4.75% to 4.25% for the nine months ended April 30, 2003.

Income Taxes

The effective tax rates were 32.6% and 37.2%, respectively, for the nine months ended April 30, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Section 13(j) of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

General

We require capital principally for capital expenditures, working capital and interest payments. Our capital expenditures relate primarily to new product tooling and our manufacturing facility. Working capital is required principally to fund inventory through payments to suppliers and manufacturing payroll costs until the inventory is sold and the receivables are collected. Our working capital requirements are seasonal and vary from period to period depending on manufacturing volumes, timing of shipments and the payment cycles of our customers and suppliers.

Sources of Capital

Our primary sources of liquidity are cash flows from operations, our credit facility and lease financing. Our credit facility consists of a $26.5 million revolving credit line and initial term loans of $7.4 million with an April 30, 2004, remaining balance of $611,000 requiring monthly payments of $23,000 plus interest. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At April 30, 2004, we had $10.6 million available under the revolving credit line.

We were in compliance with all loan covenants at April 30, 2004.

Cash flows

Cash flows used in operations were $2.1 million for the nine months ended April 30, 2004 as compared to $6.6 million for the same period last year. The decrease was primarily due to higher net income during the first nine months of fiscal 2004 as compared to the same period last year. Cash used for capital expenditures was $2.9 million. An additional $1.2 million in capital expenditures was funded by capital lease borrowings. The capital expenditures primarily related to new product tooling projects, manufacturing equipment and computer equipment.

Discontinued finished goods inventory attributable to fiscal 2003 product decisions was approximately $83,000 at April 30, 2004 as compared to $156,000 at July 31, 2003. Inventory on hand at April 30, 2004 for products we discontinued during fiscal 2004 was $30,000 as compared to $723,000 at July 31, 2003. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2004. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Demand for our products is seasonal. We utilize the revolving credit line to address our seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy our current working capital and capital equipment needs. However, if we decide to pursue future acquisitions or make capital expenditures not currently anticipated, we may need to raise additional capital.

Subsequent Event

On May 12, 2004, the Company’s Board of Directors declared a special dividend of $0.25 per common share, payable on May 26, 2004 to shareholders of record on May 24, 2004.

Outlook and Uncertainties

Certain matters discussed in this report, excluding historical information, include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in filings with the Securities and Exchange Commission and in the report to stockholders. Statements that address our operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to sales and earnings growth, statements expressing general optimism about future operating results and statements relating to liquidity and future financing plans are forward-looking statements. Although we believe that such forward-looking statements are based on management’s then-current views and reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995.

As required by the Private Securities Litigation Reform Act of 1995, we hereby identify the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by us in forward-looking statements:

•	Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which we operate, one or more key factors discussed in “Part I, Item 1. Business” of our most recent Form 10-K could have an adverse effect on expected results for fiscal 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and interest rate risk due to changes in interest rates with respect to our long-term debt. See Note 4 to the condensed consolidated financial statements for details on our long-term debt. A 0.5% increase in the prime rate for the nine months ended April 30, 2004 would have had a negative after-tax impact on earnings of approximately $26,000.

We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currencies. Sales to countries other than Canada and Australia are denominated in United States dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $22,000 on intercompany balances recorded at April 30, 2004.

Item 4. CONTROLS AND PROCEDURES

The Principal Executive Officer and the Principal Financial Officer evaluated the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Exchange Act and found those disclosure controls and procedures to be effective.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a.)	The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

3.2	By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.2	Lowrance Retirement Plan and Trust previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.3	Form of Distributor Agreements previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., previously filed as Exhibit 10.13 to the Company’s 1994 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit 10.18 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) previously filed as Exhibit 10.19 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.20 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.21 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.22 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.30 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, previously filed as Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.38	Amended and Restated 2001 Stock Option Plan for the Company, previously filed as Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.39	Second Amended and Restated Nonqualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, filed herewith.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, filed herewith.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, filed herewith.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, filed herewith.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, filed herewith.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, filed herewith.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, previously filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2001, which is incorporated herein by reference thereto.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company’s 2002 Quarterly Report on Form 10-Q dated January 31, 2002.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.47 to the Company’s 2003 Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, previously filed as Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, filed herewith.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, filed herewith.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bobby G. Callaway dated April 7, 2004, filed herewith.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, filed herewith.

14.0	Code of Ethics and Business Conduct, previously filed as Exhibit 14.0 to the Company’s Report on Form 8-K dated May 10, 2004, which is incorporated herein by reference thereto.

22.13	Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b.)	Reports on Form 8-K.

On February 26, 2004, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the second quarter and six months ended January 31, 2004. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

On May 10, 2004, the Company filed a Form 8-K with the SEC reporting on an amendment to the Company’s Code of Ethics and Business Conduct under Item 10. A copy of this Code of Ethics and Business Conduct was furnished as an exhibit to this report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.
DATE:	May 14, 2004	BY: /s/ Darrell J. Lowrance Darrell J. Lowrance, President and Chief Executive Officer (Principal Executive Officer)
DATE:	May 14, 2004	BY: /s/ Douglas J. Townsdin Douglas J. Townsdin Vice President of Finance and Chief Financial Officer (Principal Financial Officer)