Form 10-K/A
period 2003-07-31
LOWRANCE ELECTRONICS INC
filed 2004-06-15
CIK 804073

F O R M   1 0 – K/A

Amendment No. 1

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N

Washington, D.C. 20549

             (Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________________ to ______________________________

Commission File Number: 0-15240

L O W R A N C E   E L E C T R O N I C S,   I N C.

(Exact name of registrant as specified in its charter)

Delaware	44-0624411

(State of incorporation)	(I.R.S. Employer Identification No.)

12000 East Skelly Drive Tulsa, Oklahoma	74128

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (918) 437-6881

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $.10 per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes [✓]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K for any amendment to this Form 10-K.        [   ]

     Indicate by check mark whether the registrant is an accelerated file (as defined in Exchange Act Rule 12b-2). Yes [   ]        No   [✓]

Aggregate Market Value of the Voting Stock Held By
Non-Affiliates on October 22, 2003 – $23,618,372

Aggregate Market Value of the Voting Stock Held By
Non-Affiliates on January 31, 2003 – $10,541,435

Number of Shares of Common Stock
Outstanding on October 22, 2003 – 3,761,196

DOCUMENTS INCORPORATED BY REFERENCE
NONE

We are filing this amendment No. 1 to Form 10-K to reflect the restatement of our financial statements for the fiscal year ended July 31, 2003. Please see Note 12 to the Consolidated Financial Statements for specific information related to the restatement.

FORM 10-K/A

Annual Report for Fiscal Year Ended July 31, 2003

LOWRANCE ELECTRONICS, INC.

LOWRANCE ELECTRONICS, INC.
Annual Report
For the Year Ended July 31, 2003

PART I

Item 1. Business

General	(For this Annual Report, the term “Company” refers to Lowrance Electronics, Inc., including its subsidiaries and its predecessors, unless the context indicates otherwise.)

     Founded in 1957, incorporated in 1958 and re-organized as a Delaware corporation in 1986, the Company designs, manufactures, and sells sportfishing SONAR (also known as fish finders or depth finders). The Company also designs, manufactures and sells Global Positioning Systems (GPS/Mapping). In support of those two brands, the Company also markets a complete line of related accessories (200 kHz single and 50/200 kHz dual-frequency transducers, temp/speed/distance sensors, mounting systems, GPS+WAAS receiver/antennas, detailed CD-ROM mapping software, SONAR/GPS computer interfaces, rewritable Multi-Media Cards (MMC) and Secure Digital (SD) cards, MMC/SD card readers, along with a variety of cables/connectors, etc.). The Company’s SONAR instruments are used primarily by sports fishermen to: detect underwater structure, thermoclines, schools of baitfish, and individual game fish; determine bottom depth as well as bottom composition/hardness; and display water surface temperature, trolling speed and distance traveled readings. Fishermen and boaters also utilize the Company’s SONAR products as critical navigational and safety devices for determining bottom depth in lakes, rivers, coastal and offshore waters. The Company’s 12-parallel channel GPS+WAAS receiver/antennas offer consumers faster satellite lock-ons and more accurate GPS navigation, fully enabled for reception of the Federal Aviation Administration’s Wide Area Augmentation System (WAAS) satellite signals which provide enhanced positional accuracy up to 3 meters or less in select WAAS coverage areas of the U.S.A. Whether using the built-in custom background map, or the Company’s exclusive MapCreate™ CD-ROM detailed mapping software, or its newly introduced preprogrammed FreedomMaps™ “plug-&-play” high-detail digital mapping cards, or compatible Navionics® HotMaps™, Classic XL, and Gold electronic mapping charts, fishermen and boaters can determine precisely where they are relative to landmarks on the maps, then see exactly what is under their boats as well. Several products offer combined SONAR/GPS+WAAS mapping capabilities; others provide stand-alone SONAR or GPS+WAAS capabilities. Some models are gimbal-mounted in brackets; some can be panel-mounted in a console; and others are hand-held products. The GPS navigational receivers can be used in a variety of marine and non-marine applications, such as fishing, boating, hunting, camping/backpacking, RV/off-road vehicles, aviation and automobile navigation. The Company’s SONAR and GPS products are marketed primarily through retail outlets, mail-order catalogs, mass merchants, wholesale distributors, dealers and original equipment boat manufacturers (OEMs), in all fifty states and in fifty-three foreign countries.

     The Company’s internet address is www.lowrance.com. Securities and Exchange Commission (SEC) filings for the Company may be accessed free of charge through a direct link to the SEC website. This direct link may be accessed by selecting “Press Releases” in the “Information” section of the Company’s home page and then selecting “SEC Filings”. Filings which may be accessed include the annual report on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

     The Company’s principal U.S. corporate offices are located at 12000 East Skelly Drive, Tulsa, Oklahoma 74128, and the main telephone number is

918.437.6881. The corporate offices encompass: Engineering, Sales and Marketing, Order Management, Customer Service, Product Warranty and Repair, Purchasing, Accounting, Warehouse/Distribution, and LEI Extras, Inc. (accessory sales). Over 200 professional staff and management personnel are employed at the Tulsa corporate facility. The Company’s principal manufacturing facility, Electronica Lowrance, is located in Ensenada, Mexico, approximately 80 miles south of San Diego, California. There are approximately 600 manufacturing and production support personnel at the Ensenada facility.

Products

     The Company’s dual-brand product lines consist primarily of SONAR and GPS+WAAS Mapping navigational products, along with popular accessories for both brands and product categories.

SONAR Systems

     The components of a typical SONAR (SOund Navigation And Ranging) system are: (1) A SONAR head unit with LCD display, keypad and internal circuitry including a transmitter and receiver; (2) A transducer (which transmits and receives sound waves through the water); and (3) A power source (i.e., the 12-volt marine battery already installed on most boats). The head unit is connected by cable to the transducer which is often mounted on the transom of a boat or banded to a trolling motor, so that when in use, the transducer is always slightly beneath the surface and has a smooth flow of water around it. The head unit containing the transmitter, receiver and display is normally mounted on the console (gimbal bracket or panel mount) where it can be easily viewed by the boat operator. Frequently, a second SONAR head unit is mounted on the bow near the trolling motor so the angler can observe the fish finder clearly when fishing from the forward deck. The SONAR components work together by first generating an electrical impulse in the transmitter, then converting that energy into sound waves in the transducer and transmitting those ultrasonic pulses down through the water. When the sound waves strike objects such as the bottom, an underwater structure, a shipwreck, a school of baitfish or an individual game fish – they rebound, creating echoes. The transducer converts the echoes back into electrical impulses which are sent to the receiver. The receiver processes the impulses and translates the information into graphic images displayed on the LCD for use by the boater. This sounding process repeats itself many times per second, each time at a slightly different location within a body of water (assuming the boat is moving), instantly and accurately painting detailed pictures of the underwater world by combining the results of numerous soundings. The ensuing SONAR images are extremely helpful to anglers and boaters in their interpretation of suspended targets, thermoclines (temperature layers within the vertical water column), fish-attracting structure, and the composition and hardness of the bottom.

     The Company’s SONAR products are extremely durable, completely waterproof and are designed to withstand harsh saltwater environments, including the shock and vibration encountered by sport boats. Sport boats, unlike offshore commercial boats, are usually open to direct sun and are subject to shock, rain, salt spray and temperature extremes that constantly test the durability of a SONAR unit. The Company’s products are also designed specifically for the needs of sport fishermen who, unlike their commercial counterparts, are sometimes more interested in the size, depth, and location of individual game fish, depth of thermoclines, or underwater structures, rather than the location of large schools of fish. The Company’s SONAR units are designed for and used by both freshwater and saltwater sports fishermen and boaters. The Company’s SONAR models can typically utilize a variety of transducers manufactured by the Company in different sizes, shapes, frequencies and beam angles, to fit all types of boats and for every deep and shallow water application. The Company’s SONAR instruments are distinguished primarily by the types of their displays. Today, the vast majority of its products utilize graphic liquid crystal displays

(LCDs), either in monochrome using up to 16 levels of gray scale, or in color employing up to 256 colors.

Graphic Liquid Crystal Display (LCD) SONAR - The Company was the first to employ LCD technology with regard to LCD use in SONAR products and was also the first to utilize high-resolution, high-contrast, Film SuperTwist LCD technology, which, when incorporated into its SONAR instruments, provides the very best target detail and separation in the industry. By 2003, all the Company’s entry-level to advanced monochrome SONAR products sold under both trade names had Film SuperTwist displays. Also during 2003, the Company expanded its popular family of “LCX Series”, big-screen, high-performance Monochrome Transflective and Color TFT (Thin Film Transistor) Lowrance LCD products with the all-new LCX-19C and LCX-104C models, designed primarily for the Company’s expanding coastal and Great Lakes markets. Patterned after the legendary performance qualities of their X-15 and X-16 paper graph ancestors, these LCD products feature up to 10.4” diagonal, 640 x 480 pixel screens (over 307,000 total pixels), offering exceptional levels of resolution and readability. The LCX-18C, LCX-19C and LCX-104C models feature full 256-color displays with programmable color palettes to match the viewing preferences of individual users. These high-detail units, typically, will separate individual fish suspended less than 1” apart. In addition, they offer another Lowrance “industry first”: paper-free record/play capabilities with standard reusable, compact digital media cards - Multi-Media Card (MMC) or Secure Digital (SD) - available in 8MB to 256MB memory capacities. The 10.4” large-screen 256-color, dual-frequency SONAR/GPS+WAAS mapping combo, the LCX-104C, received the prestigious “Best In Marine Electronics Category” Award in the New Product Showcase at ICAST 2003.

     During fiscal 2003, the Company began production of 6 new Lowrance 200 kHz SONAR LCD products, announced previously at major trade and consumer shows: the X47, X47EX, X67C, X87, X97 and LMS-320. These products offered exceptional features for their minimum advertised prices (MAP). For example, at a breakthrough $299 MAP, the new 256-color X67C SONAR has an exceptional sunlight viewable, 320x240 pixel LCD; a FishReveal™ feature to show fish hidden in surface clutter, weed beds and other types of underwater cover; a full-screen color FasTrack™ flasher display; HyperScroll™ to enhance the display of fish targets at higher boat speeds; a patented 200 kHz Skimmer® transducer with an integrated water temp sensor; a sporty new case design; and 800 watts of peak-to-peak transmit power, producing depth capabilities to 600 feet. At an upper-middle price point, the LMS-320 ($549 MAP), a combo SONAR/GPS+WAAS mapping unit (also available in a 50/200 kHz dual-frequency pack), offered even more impressive features: a new compact case design; 3,000 watts of peak-to-peak transmit power; depth capability to 1,000 feet; built-in temp sensor; FishReveal™; HyperScroll™; and one waterproof slot for reusable digital MMC/SD media cards to record/play SONAR graphs (like the big-screen, top-of-the-line units) and to display optional MapCreate™, FreedomMaps™ and Navionics® detailed mapping from electronic charts (some incorporating depth contour lines, real-time tide and current data); and a high-impact protective cover to guard the screen and keypad when not in use.

     In addition to the 6 new Lowrance 200 kHz SONAR models, 4 all-new, compact to mid-sized, 50/200 kHz dual-frequency (DF) SONAR products went into production during fiscal 2003: the X58DF, X88DF, X98DF, plus the dual-frequency packing of the new LMS-320. Loaded with many of the same professional fish-finding features of their single-frequency counterparts, these new dual-frequency models actually added performance features, with enhanced power, deeper depth capability, and temp/speed/distance log readings standard in every “DF” product. These models range in price from $219 MAP for the X58DF, to $449 MAP for the X98DF. They were suited for use on coastal salt water fishing boats, as well as for tracking downrigger balls in Great Lakes fishing applications.

     Also in fiscal 2003, 2 new Lowrance stand-alone GPS+WAAS mapping models, the GlobalMap® 3200 (5” diagonal, 320x320 pixel, monochrome LCD) and the GlobalMap® 7000C (10.4” diagonal, 256-color, 640x480 pixel TFT) began shipping. As with all 2003 Lowrance GPS mapping models, these products came with the enhanced built-in background map of the continental U.S. and Hawaii that includes over 60,000 navigational aids, 10,000 wrecks and obstructions in coastal and Great Lakes waters, as well as metro areas, select major streets/highways, and interstate exit services for multi-purpose land and water navigation. Designed to meet the navigational needs of fresh water and salt water anglers and boaters, these two new gimbal-mount GPS+WAAS products also provided consumers the Company’s exclusive digital media card record/playback capability, as well as additional choices in digitized electronic chart options. The GlobalMap® 3200 was priced at $399 MAP, and the big-screen, 256-color GlobalMap® 7000C, was priced at $1,799 MAP.

     Throughout fiscal 2003, the four Lowrance iFINDER® hand-held, portable GPS+WAAS mapping models (iFINDER®, iFINDER® Plus, Atlantis and Express) introduced previously in 2002, continued gaining exposure and popularity in the marketplace. These hand-held navigational instruments are small enough to carry in a shirt pocket, yet have large, easy-to-read LCD displays with backlighting for night use. The iFINDER® offers several advantages to the outdoors enthusiast – custom built-in background map, as well as the option of preprogrammed regional FreedomMaps™ digital mapping cards, or user-created, high-detail maps from Lowrance’s exclusive MapCreate™ CD-ROM mapping software. Users simply create the maps they want and download from a PC to a reusable MMC/SD memory card, with the ability to instantly expand the unit’s record memory with the insertion of a single 8MB to 256MB card. Purchasers can also personalize the “look” of their iFINDER® with colorful FaceOffs™ covers in red, yellow, blue, camouflage and black. The iFINDER® has internal memory capable of storing up to 1,000 waypoints, 1,000 event markers, 100 routes and 10 plot-trails (up to 10,000 points per trail).

     Also during fiscal 2003, the Company began distribution of 3 new Eagle® 200 kHz SONAR LCD products, all with platinum gray cases: one new expansion product in the Eagle Cuda™ Series of entry-level SONAR units, the new Cuda™ 168EX, with its wider 4.5” diagonal screen and priced at $119.99 suggested retail (SRP); a new 5”, high-resolution, 320x320 pixel fishfinder, the FishMark™ 320, at a price of $199.99 SRP; and the FishElite™ 320 ($449.99 SRP), combo SONAR/GPS+WAAS mapping unit with digital media card record/play capability and choices in electronic mapping to include a custom built-in background map, plus optional FreedomMaps™, MapCreate™ and Navionics® electronic charts. A new 2003 Eagle® stand-alone GPS+WAAS mapping unit, the IntelliMap™ 320, at $349.99 MAP, offered all the same mapping capabilities, but without the SONAR features.

     In addition to the new 200 kHz, single-frequency, Eagle® SONAR products, the Company also announced 3 new Eagle® 50/200 kHz, dual-frequency (DF) models: The SeaFinder™ 240DF, SeaFinder™ 320DF, and SeaCharter™ 320DF SONAR/GPS+WAAS combo. These “DF” models were priced at $149,99, $239.99, and $499.99 MAP respectfully. The Eagle® SeaFinder 320DF and SeaCharter 320DF models came with 500 watts RMS power, depth capabilities to 1,500 feet, and all three models included speed/temp/distance log readings.

     Late in the 4th quarter of fiscal 2003 at ICAST, the Company announced to the trade 5 new Eagle® and Lowrance SONAR and SONAR/GPS products for fiscal 2004: (1)- the new Eagle® Cuda™ 240 S/GPS combination SONAR/GPS plotter, with full 12-parallel channel GPS plotter navigational functions, at a price of $199.99 SRP; (2)- the Lowrance M56 S/Map “Marine” mapping product, at $299 MAP, with full SONAR and GPS-mapping features to include an internal, built-in, high-detail chart with special hydrography mapping covering major inland lakes, and the coasts of the continental U.S., featuring enhanced shoreline detail, navigational aids, and wrecks and obstructions; (3)- the new Lowrance color M68C

S/Map “marine” mapping SONAR and GPS product ($399 MAP), with the identical high-detail hydrography mapping of the M56 S/MAP model, but with a 256-color, sunlight viewable TFT display; (4)- the new Lowrance X67C IceMachine™ color ice fishing portable ($399 MAP) with its custom, water-repellent carrying bag and sure-grip handle, rubberized no-stick base, dual-zippers, 12-volt/7-amp sealed rechargeable battery, battery tie-downs, a battery charger, plus a uniquely designed ice fishing transducer with adjustable outrigger arm for easy transducer placement and depth adjustment. The X67C IceMachine™ also accepts numerous transducer options for all-season portable fishfinder fun; and (5)- the all-new Lowrance LCF-1440 in-dash digital LCD flasher, at $199 MAP, offering an easier fit, real-time fishfinder performance, better viewing, and more features including water temp readings.

     In a strategic plan to gain additional competitive advantage within its SONAR and GPS markets, the Company delayed the internal announcement of its additional new 2004 Lowrance and Eagle® product lineups to its salesmen, dealers and distributors until the 1st quarter of fiscal 2004. At a National Sales Meeting held in September of 2003 in Tulsa, OK, the Company announced 16 additional new Lowrance and 5 additional Eagle® 2004 products (for a grand total of 26 new models, including the 5 introduced previously at ICAST), most of which will begin shipping either toward the end of calendar year 2003, or at the beginning of calendar year 2004. In actuality, while only 26 models have been announced, a total of 31 new Lowrance and Eagle products will be delivered during fiscal 2004.

     For Eagle®, in addition to the Cuda™ 240 S/GPS model, the 5 other innovative new products for 2004 will include: (1)- the FishMark™ 480, 200 kHz SONAR, with a high-resolution 480x480 pixel Film SuperTwist LCD with 16-level gray scale and enhanced new amber LED backlighting, plus water temp readings, all at an SRP of $199.99; (2)- the new FishElite™ 480 ($449.99 SRP), 200 kHz combo SONAR/GPS+WAAS mapping unit with pro-grade fish-finding features, 480x480 high-detail display with 16 levels of gray scale, plus full GPS-mapping capability to include the 12-parallel channel GPS+WAAS receiver/antenna, enhanced built-in background map, and optional high-detail, FreedomMaps™, MapCreate™, and Navionics® electronic charts; (3)- a new 50/200 kHz, dual-frequency (DF) SONAR model, the SeaFinder™ 480DF, priced at $239.99 MAP, with 500 watts of RMS power for depths to 1,500 feet, enhanced 480x480 display and LED backlighting, plus temp/speed/distance log readings standard; and (4)- the new SeaCharter™ 480DF, 50/200 kHz, dual-frequency SONAR/GPS+WAAS combination ($499.99 MAP), with high-resolution 480X480 pixel LCD, 16-level gray scale, depth capability to 1,500 feet, speed/temp/ distance log readings, and with all the same GPS-mapping features as the previously discussed Eagle® mapping products, to include a custom background map with U.S. coastal and Great Lakes navigational aids, wrecks and obstructions, as well as optional, high-detail coastal and Great Lakes mapping such as Navionics® Classic XL and Gold electronic charts, plus the Company’s exclusive FreedomMaps™ and MapCreate™ digital chart options; and (5)- the new IntelliMap™ 480 gimbal-mount, stand-alone GPS+WAAS mapping unit ($349.99 MAP) with 480x480 LCD, digital media card record/play capability, enhanced built-in background map, plus several higher-detail, digitized electronic mapping options.

     For the Lowrance brand, in addition to the M56 S/Map, M68C S/Map, X67C IceMachine™ and the LCF-1440 models introduced previously at ICAST, the new fiscal 2004 products announced during the 2003 National Sales Meeting included 16 additional products (for a grand total of 20 new Lowrance models).

     First, for fiscal 2004, there will be 7 new Lowrance 480x480 pixel, 5” diagonal, high-resolution monochrome SONAR and SONAR/GPS+WAAS mapping products: (1)- the X125 ($299 MAP), 200 kHz, single-frequency fishfinder with built-in water temp, 2,400 watts peak-to-peak power for depths to 900 feet, amber LED backlighting, and a full-screen flasher SONAR mode; (2)- the X126DF ($349 MAP), a 50/200 kHz, dual-frequency SONAR version of the X125 model, with 500 watts RMS power for depths to 1,700 feet, and with temp/speed/distance log readings; (3)- the X135 ($399 MAP), high-powered (4,000 watts peak-to-peak), 200 kHz SONAR for depths to 1,000 feet, with white LED backlighting, and built-in water temp readings; (4)- the X136DF ($449 MAP), dual-frequency, 50/200 kHz SONAR version of the X135, with white LEDs, 500 watts RMS power for depth capabilities to 2,500 feet, and temp/speed/distance readings; (5)- the LMS-480M ($549 MAP) single-frequency, 200 kHz, 480x480 pixel monochrome, SONAR/GPS+WAAS mapping combo with the same electronic chart mapping options discussed previously, plus the enhanced, custom, built-in background map; (6)- an LMS-480M DF packing ($599 MAP), 50/200 kHz, dual-frequency SONAR/GPS version of the LMS-480M, incorporating 500 watts RMS power for depths to 2,500 feet, white LED backlighting, and identical GPS-mapping performance features, to include complete compatibility with Navionics® HotMaps™, XL and Gold electronic chart options for coastal and Great Lakes applications; and (7)- the new 480x480, stand-alone GPS+WAAS mapping instrument, the GlobalMap® 4800M ($399 MAP), with built-in custom background map with navigational aids and wrecks and obstructions in U.S. coastal and Great Lakes waters, one slot for a reusable digital media card, plus FreedomMaps™, MapCreate™, and Navionics® electronic chart options. The 7 new Lowrance 5” diagonal, 480x480 monochrome models will provide affordable SONAR and GPS navigational solutions for a variety of fresh water and salt water fishing and boating marine electronics requirements.

     Also announced at the 2003 National Sales Meeting, were 5 brand new 320x240 pixel, 5”, 256-color, 1/4 VGA, TFT SONAR and SONAR/GPS+WAAS models. The new 2004 Lowrance products include: (1)- the X100C ($499 MAP), 200 kHz, single-frequency SONAR, with white LED backlighting, 2,400 watts of peak-to-peak power for depths to 900 feet, and built-in water temp readings; (2)- the X105C DF ($549 MAP), 50/200 kHz, dual-frequency model, for salt water or downrigger tracking, with 500 watts RMS power for depths to 2,500 feet, and built-in temp/speed/distance traveled readings; (3)- the LMS-330C ($649 MAP), 256-color, 200 kHz, combination SONAR/GPS+WAAS mapping instrument with features including 2,400 watts of peak-to-peak power for depths to 900 feet, built-in water temp readings, enhanced custom internal background map, as well as full compatibility with the Company’s exclusive FreedomMaps™ and MapCreate™ high-detail digitized mapping options, as well as Navionics® HotMaps™, Classic XL and Gold charts on digital media cards; (4)- the LMS-335C DF ($699 MAP), dual-frequency, 50/200 kHz, model, with 500 watts RMS power for depths to 2,500 feet, and built-in temp/speed/distance traveled readings, plus all the same GPS-mapping features of the LMS-330C; and (5)- the GlobalMap® 3300C ($499 MAP), gimbal-mount GPS+WAAS mapping instrument with the same 256-color, 320x240 pixel, TFT display that produces mapping detail and is easily readable in direct sunlight. Other than their price-points, starting under $500, the key feature that will help differentiate these 5 new Lowrance 5” color products from competitive models is their viewability in direct sunlight.

     During its September 2003 National Sales Meeting, the Company introduced 2 other new 2004 Lowrance SONAR/GPS and hand-held mapping products: First, the M68C S/Map IceMachine™ color ice fishing portable pack ($499 MAP), which incorporates the all-new, M68C S/Map SONAR/GPS+WAAS mapping unit. With SONAR and “marine-based” GPS-mapping capabilities to include storage of 1,000 waypoints, 1,000 event markers, and 100 savable/retraceable plot-trails, the 256-color, 320x240 active matrix TFT display in the new M68C S/Map IceMachine™ optimizes cold climate performance just like its SONAR-only counterpart, the X67C IceMachine™. With numerous transducer options available, the M68C S/Map IceMachine™ offers year-round fish-finding versatility. Secondly, the Company announced another hand-held GPS+WAAS mapping model within its iFINDER® Series: the iFINDER® Pro. At $199 MAP, the iFINDER® Pro features a higher-resolution, 240x180 pixel Film SuperTwist LCD display, advanced white LED backlighting, dual micro-processors for higher-speed screen updates, and the new iFINDER® Pro not only accepts the Company’s exclusive FreedomMaps™ and MapCreate™ detailed digital mapping options, but also Navionics® HotMaps™, Classis XL and Gold electronic chart options.

     Completing the Company’s new fiscal 2004 product announcements for Lowrance were 2 new portable Lowrance Avionics models, the AirMap® 500 ($499 MAP) with a 3” diagonal, 240x180 pixel LCD, and the AirMap® 1000 ($799 MAP) with a 5” diagonal, 320x320 display. In the AirMap® tradition for peak performance and value, these totally new aviation GPS+WAAS mapping portables provide precise, versatile, air/sea/land navigation. Pilot-developed and tested, easy-to-use, and fully loaded with advanced features, each model comes in a complete, ready-to-fly package that includes everything a pilot could possibly need.

     The Company’s LCD products incorporate numerous technological advancements such as Advanced Signal Processing (ASP™), which constantly monitors boat speed, water conditions and other sources of interference, and automatically adjusts all crucial SONAR settings for the best pictures possible and the best performance for nearly all situations, whether a boat is trolling or traveling at high speed. The Company’s patented, low-profile Skimmer® transducers identify fish out to 60° with high sensitivity settings, and perform well at boat speeds up to 70 mph. The Company’s GRAYLINE® and COLORLINE™ innovations clearly separate fish and vital structure, on or near the bottom, from the true bottom and also help define changes in bottom hardness and composition. All of the Company’s SONAR models utilize computer technology and are keyboard controlled. The LCD models graphically display the bottom contour, fish, and other underwater targets on an LCD and digitally display the water depth. Several models can also display digital readings for the surface temperature of the water, boat trolling speed and distance traveled. The Company’s new entry-level to lower mid-range LCD SONAR products will feature from 128 to 480 vertical pixel screens and from 800 to 1,500 watts of peak-to-peak power, producing depth capabilities from 600 to 800 feet or more. These products are normally priced in the $79 to $200 SRP range. The mid to upper-middle range products typically offer larger, 240 to 480 vertical pixel LCD displays and power outputs from 2,400 to 4,000 watts peak-to-peak, with depth capabilities from 800 to 1,000 feet. These units are typically priced in the $299 to $649 MAP range.

     The top-of-the-line, large-screen LCX Lowrance units feature 240 to 480 vertical pixel and 320 to 640 horizontal pixel LCDs. These advanced models, with screen sizes from 6” to 10.4” diagonally, retail from $699 to $2,399, depending on whether they are packaged as SONAR-only or as combo SONAR/GPS+WAAS mapping instruments. Between its Lowrance and Eagle® brands, the Company will market approximately 39 LCD SONAR models in fiscal 2004, including 11 color units. In addition, a projected 7 LCD, GPS+WAAS, stand-alone mapping units will be offered, including 4 color models. Add the 5 iFINDER® hand-held GPS models and the 2 new AirMap® aviation products, and the grand total for both the Lowrance and Eagle® brands comes to 55 products for the fiscal 2004 lineup.

Other SONAR Types - The Company’s other SONAR types include flasher models and digital models. Flashers were the first type of SONAR products designed and manufactured by the Company in 1957. The basic display consists of a neon bulb affixed to a spinning disk. The bulb lights when it receives a SONAR signal, flashing next to the appropriate depth mark on a calibrated circular dial. Digital SONAR units are marketed and used solely to determine water depth which is depicted only by a digital depth readout displayed on an LCD. The flasher and digital SONAR models have varying depth capabilities ranging from 300 feet for flashers to 400 feet for digital units and range in retail price from approximately $140 to $300. An all-new, in-dash, digital LCD flasher, the LCF-1440 ($199 MAP), has been introduced for fiscal 2004.

Global Positioning System (GPS) - The U.S. Department of Defense’s Global Positioning System offers worldwide navigational data for users via a constellation composed of up to thirty-one, block II satellites. The system provides precise global navigation for land, water, and air applications delivering constant updates of an individual or object’s position in latitude, longitude, and altitude. Additionally, GPS measures speed and direction of travel.

Wide Area Augmentation System (WAAS) GPS - In recent years, the Federal Aviation Administration (FAA) began installation of an enhancement to the GPS system primarily for avionics use in the United States. Called WAAS, for Wide Area Augmentation System, the new navigational data produced, improves the level of GPS accuracy to approximately 1-3 meters, including enhanced altitude readings, which are particularly beneficial to general aviation and commercial pilots. Eventually, America’s WAAS system will be comprised of several geostationary satellites. Currently, however, only two satellites are installed and functional, providing GPS coverage primarily to the coastal areas of the U.S. Consequently, the system is only effective in select areas of America. While other countries have similar WAAS systems planned for the future, they are far from complete today; so it is important to remember that, WAAS is not available worldwide as is the U.S. Department of Defense (DOD) system. With an eye to the future, however, beginning in fiscal 2002, the Company announced that all of its new 12-parallel channel Lowrance and Eagle® GPS-mapping products will include WAAS as well as the standard worldwide DOD GPS system. The choice will be left completely to the user, via a simple menu selection.

     The Company was the first to introduce a 5-parallel channel hand-held GPS model for both the marine and general outdoor sports markets. By fiscal 1997, the Company’s GPS technology had evolved exclusively into 12-parallel channel marine, outdoors and general aviation receivers for even faster satellite lock-ons and greater accuracy. The Company’s popular GPS products now utilize much smaller antennas and have become considerably more user-friendly. Added to these important advantages is the Company’s digitized mapping technology. Whether users choose to rely on the all-new, enhanced built-in custom Lowrance background map loaded into every mapping product at no extra cost – or if they choose to purchase the optional FreedomMaps™ (preprogrammed plug-&-play regional maps), or the MapCreate™ GPS Accessories Pack with detailed mapping CD-ROM software, rewritable MMC memory card, and PC computer MMC/SD card reader, consumers will be able to pinpoint their locations precisely on their GPS maps using landmark references, including surrounding shorelines, roads and streets and 2,000,000 Points-of-Interest as of January 1, 2004, to include marinas, restaurants, hotels, airports, emergency services, and more. With the Company’s combination SONAR/GPS+WAAS mapping models, fishermen and boaters can pinpoint their location on the map, see precisely what targets are under their boats, and mark their favorite spots as well as recording up to 1,000 waypoints, 1,000 event markers (with 42 different icons), 100 routes and up to 100 plot-trails with up to 10,000 points per trail. This critical stored data remains safe and accessible for years, permitting users to return to their previously recorded adventure spots or to repeat specific journeys with great ease at any time in the future.

SONAR and GPS Accessories

     The Company also markets a full line of accessories through its subsidiary, LEI Extras, Inc. Primary accessory items consist of transducers (50kHz, 192kHz, 200kHz and 50/200kHz dual-frequency), water temperature and boat speed sensors, cables (power, transducer, and GPS), portable power packs, ice fishing accessories, GPS antenna/receivers, detailed mapping CD-ROM software, rewritable digital Multi-Media Cards (MMC), PC computer MMC/SD memory card readers, power adapter cables, and various mounting brackets, all of which are used in conjunction with the Company’s SONAR and GPS products.

Product Sales

     The following table sets forth the percentage of total sales of SONAR, GPS and OTHER products sold by the Company over the past three fiscal years.

     Percent of Total Product Sales

	2001	2002	2003
SONAR & SONAR/GPS combos	74.5%	76.2%	79.9%
GPS (Hand-held & stand-alone)	12.2	9.2	8.4
Other	13.3	14.6	11.7

Total:	100.0%	100.0%	100.0%

Product Distribution

     The Company markets its products under two trade names, “Lowrance” and “Eagle”. Sales of Lowrance products, as a percentage of total sales were approximately 54% in 2001, 54% in 2002, and 55% in 2003. As of July 31, 2003, the Company had approximately 1,500 active wholesale and retail customers.

     The Lowrance line in both SONAR and GPS, with its large selection of interchangeable transducers and its more extensive features, is intended for the more sophisticated user. The wide choice of transducers available with Lowrance SONAR models allows for greater installation and operating flexibility through selection of a transducer of the appropriate size, shape, cone angle and frequency to meet the angler or boater’s specific needs. The Company now packages many of its Lowrance and Eagle® SONAR units with its patented Skimmer® models, a series of high-performance transducers that are suitable for use on nearly all types of boat hulls. These sleekly designed transducers slice cleanly through the water, performing well at boat speeds up to 70 mph. Lowrance customers can, however, exchange their Skimmer® transducers for credit toward a different model if it better meets their specialized requirements for installation or operation. Generally, the boater will require special assistance with the installation and operation of a Lowrance SONAR unit. To this end, the Company sells its Lowrance line primarily to retailers, wholesalers, and boat manufacturers the Company believes have sufficient knowledge of the installation, use, and service of the Lowrance line and can communicate such expertise to their customers. A SONAR Installation Subsidy (SIS) is offered as a means of sharing the cost of the installation to authorized dealers that sell and install Lowrance products and generating additional income for the dealers. The Company believes that over the past three years, the Lowrance line has been sold primarily through dealers having the requisite level of knowledge to sell, install, and properly instruct fishermen and boat owners as to their products’ effective use. Terms of payment for products in the Lowrance line vary, based on the time of the season, with the longest dating terms of 120 days being offered for shipments during the first quarter of the fiscal year.

     The Eagle® line is sold primarily through mass merchants, mail-order catalog companies, retail sporting goods stores, and wholesalers that do not usually provide technical assistance to the consumer regarding the installation and operation of SONAR and GPS products. Recognizing that special assistance will not be available, as to the selection of an appropriate transducer or the operation of an Eagle® SONAR or GPS, the Company pre-packages each Eagle® SONAR unit with a universal transom-mount, 200 kHz or 50/200 kHz Skimmer® transducer designed to work adequately on most boats. The operation requirements for the entry-level Eagle® SONAR units have also been simplified for the less sophisticated SONAR user. While the typical Eagle® SONAR does not offer the same installation and operating flexibility as its Lowrance counterpart, it does, on the other hand, normally cost less to the consumer. Terms of payment for products in the Eagle® line are generally thirty days. However, dating terms similar to those for the Lowrance line are also available.

     The Company’s products are sold in all fifty states domestically and fifty-three countries internationally. The Company’s international sales totaled $15 million in 2001, $17 million in 2002, and $20 million in 2003, representing approximately 20%, 21%, and 23% of total net sales, respectively. The two largest international markets for the Company’s products are Canada and Australia, where the Company maintains its own warehouses for sales and distribution of its products. Annual sales in any one foreign country did not account for 10% or more of the Company’s total annual sales for the latest three fiscal years. With the addition of certain in-house marketing/advertising capabilities in 2000 (offering greater international sales support capabilities) — in combination with the introduction of new products with specific international consumer appeal, the Company expects international sales growth over the next five years.

     LEI Extras, Inc., a wholly-owned subsidiary, permits Lowrance and Eagle® customers to purchase via internet, toll-free phone or mail-order, quality Lowrance accessories that might not be carried by a dealer and would otherwise be difficult to obtain. Because LEI Extras, Inc., is not intended to compete directly with retail outlets that carry the Company’s products, the Company does not expect revenues from its mail-order operations to be significant.

     Sales to Wal-Mart Stores, Inc., accounted for 12%, 9%, and 7% of the Company’s net sales in 2001, 2002 and 2003, respectively. No other customer accounted for 10% or more of net sales in fiscal 2001, 2002, or 2003.

Inventories

     The Company normally manufactures its products in anticipation of, and not in response to, customer orders and fills orders within a short period of time after receipt. Thus, the Company must maintain inventories of finished goods to permit it to fill orders promptly. The Company’s receipt of orders generally reaches the highest point upon the introduction of new products and during the peak sales months of January, February, March, and April. See “Item 7”. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Advertising and Promotion

     To support the sales of its Lowrance and Eagle® products to wholesalers, mass merchandisers, mail-order catalog companies, and others, the Company actively promotes and advertises its products to fishermen, boat owners, and increasingly to other outdoor enthusiasts. The high-tech nature of the Company’s products makes education of the user an important aspect of the Company’s promotional activities. Through educating and familiarizing potential buyers with the practical benefits and use of SONAR and GPS-mapping products, the Company endeavors to create demand for its products. The Company’s internet websites, www.lowrance.com, www.eaglesonar.com, and www.lei-extras.com, have played a major role in educating consumers about the Company’s product lines. A special “SONAR Tutorial” featured on the website has been popular with potential buyers. The information included on these websites is not intended to be a part of this Form 10-K/A.

     The internal Marketing Communications Department is comprised of a core staff of six communications specialists. The positions include a Promotional Programs Coordinator, a Manager of Advertising & Public Relations, a Graphic Communications Manager, a Marketing Communications Traffic Manager, a Director of Marketing Communications and a Vice President of Marketing. The department has extensive in-house computer graphics and copywriting capabilities and is responsible for the creative development of all advertisements, product catalogs, product packaging, collateral materials including sales flyers and product spec sheets, retail point-of-purchase displays and sales support materials. The benefits offered the Company by this internal marketing group are numerous. For example, the Company pays no annual advertising agency service and production fees, and also receives the typical 15% agency commissions on Company direct media buys. The department also provides much faster reaction times to media opportunities. In addition, the department has met with great success in graphically laying out the Company’s product pages for several large national retail catalog sales customers for the past two years. This action ensures consistency in the appearance of the Company’s products, as well as an overall improved “quality look” in the various catalogs. The Marketing Department plans and executes annual coordinated marketing communications programs that consist of: print media advertising, TV fishing show sponsorships, national/regional/state bass, walleye and saltwater species tournament sponsorships, Pro-Team sponsorships, SONAR/GPS training seminars, and a concentrated public relations and promotional strategy that results in greatly increased media exposure for the Company’s products.

     Assisting in the promotional effort, the Company also utilizes its sales force of seventeen full-time employees to promote its products worldwide. Additionally, the Company employs four manufacturer’s representative groups to augment the sales force in various parts of the United States. The sales personnel employed by the Company and the manufacturer’s representatives have the knowledge and time necessary to educate wholesalers, dealers, fishermen and boat owners on the proper use of SONAR and GPS products and demonstrate the practical benefits of these technologies. The sales personnel train wholesalers and dealers to sell the Company’s products, give demonstrations at outdoor recreation and boat shows and participate at in-store promotions, seminars, and related product presentations.

     To supplement the sales force, the Company has a part-time independent sales group known as the “Pro-Staff”. The Pro-Staff consists of over two hundred fishing professionals, tournament fishermen, serious outdoors enthusiasts and pilots trained and equipped by the Company to promote the Company’s products at fishing tournaments, store promotions, club talks, seminars, and at tackle, boat, hunting and aviation shows.

     As referenced earlier, the Company advertises its products in magazines, newspapers, and on television. Within such advertising expenditures are separate advertising programs designed specifically for the Lowrance and Eagle® trade names.

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

     In addition to advertising expenses and public relations activities, the Company incurs promotional expenses which include sponsorship of fishing tournaments, store promotions and contributions to environmental groups. The Company, through its Eagle® trade name, has been an Affiliate Sponsor of the successful Wal-Mart FLW Tournament Trail since 1998 and will continue this sponsorship through December 31, 2003. The Wal-Mart FLW tour offers the world’s largest cash prize for bass tournaments, including a $1,000,000 purse. The Wal-Mart FLW tour is sponsored by Genmar Holdings, which also owns numerous boat manufacturers including Ranger, Lund, Crestliner and Carver Yachts, to whom the Company sells OEM SONAR products. During the 4th quarter of fiscal 2001, the Lowrance trade name was announced as the new official and exclusive SONAR/GPS sponsor for the BassMasters Tournament Trail, the oldest and largest professional bass circuit in America. This highly promoted and successful tournament series is owned by ESPN Television and is backed locally, regionally and nationally by the Bass Anglers Sportsman Society (B.A.S.S.), which has a membership of well over 500,000 anglers in the U.S. Lowrance also sponsors the Professional Walleye Trail (PWT) and the related “In-Fisherman” television series. Between its two trade names, the Company controls the SONAR/GPS sponsorships of the largest and most successful bass and walleye tournament trails in the world. Dealer/distributor support includes the availability of point-of-purchase displays, posters, videos, and product simulators to assist in displaying the Company’s products.

Competition

SONAR and SONAR/GPS+WAAS Combination Units -

     The Company encounters competition from a number of domestic and foreign manufacturers. More than 300 brands of SONAR have been offered to the consumer since the Company’s formation in 1957. Presently, there are more than twenty-five competitors worldwide.

     Competition in the sports fishing and recreational boating market for the Company’s products is based upon a number of factors including quality, technological development, performance, service and price. The primary basis for competition is technological innovation and price. In order to maintain its competitive position, the Company must continually enhance and improve its products and anticipate rapid, major technological innovations and changes within the industry. Further, the Company believes that the SONAR market in the United States and Canada is mature. Accordingly, the Company’s primary opportunity for sales growth in these markets is to take market share from its competitors. The Company continues to identify and pursue significant new market opportunities for its SONAR and GPS+WAAS mapping products internationally.

Hand-held Portable GPS+WAAS Mapping Units -

     The hand-held GPS+WAAS mapping market has expanded rapidly over the past several years. Target markets for these products include, but are not limited to, boating, sportfishing, hunting, hiking, RV and off-road vehicles, business travelers and aviation. Long term growth in the Company’s GPS market share will require continued development of advanced GPS technologies that can be quickly brought to market at competitive prices with sales bolstered by aggressive advertising and promotional programs. The Company’s four portable models introduced in 2002, the iFINDER®, iFINDER® Plus, iFINDER® Atlantis and iFINDER® Express followed by the new iFINDER® Pro for 2004, as well as the 2 new AirMap® 500 and AirMap® 1000 portable aviation models, are expected to provide significant new opportunities for increased sales of hand-held and portable GPS+WAAS mapping products.

     Two competing GPS companies, (Garmin® International, Inc. and the Magellan™ product line of Thales Navigation) currently dominate this market. Both companies initially introduced and marketed several non-mapping products retailing for under $150 and were some of the first to market hand-held GPS products. Both companies offer a full range of higher priced products with more features than their lower priced models, and one produces products specifically aimed at the avionics market. The Company believes the competitive marketing strategies of these two companies continued to negatively impact sales of its products in fiscal 2003, especially in international markets.

     In 2003, the Company marketed six Lowrance hand-held GPS/mapping products, which retailed at suggested prices between $149 and $599. Two of the Lowrance hand-helds in 2003 were existing products carried over from previous years: the GlobalMap® 100 and the AirMap® 100. During fiscal 2003, the Company continued

distribution of its 4 personal hand-held GPS+WAAS, iFINDER® models. The large 160 x 120 pixel, Film SuperTwist display produces stunning map detail and superb screen contrast and resolution. Its unique pocket-sized case will easily slip into any shirt pocket. Along with its optional FaceOffs™ (changeable faceplates in five striking colors), the iFINDER®, with its four different initial model offerings ranging in retail price-points from $149 to $249, offers an impressive list of GPS+WAAS mapping features: built-in custom Lowrance background map with interstate exit services; capability of using the MapCreate™ CD-ROM detailed mapping software option with 60,000 navigational aids and 10,000 wrecks and obstructions in U.S. coastal and Great Lakes waters, as well as an expanded database containing 2,000,000 searchable Points-of-Interest as of January 2004, such as marinas, restaurants, hotels, airports, emergency services and more; instantly-expandable memory with a slot for one rewritable Multi-Media Card (MMC) or Secure Digital (SD) memory card available in 8MB to 256MB memory capacities for downloading custom mapping; storage of up to 1,000 waypoints and 1,000 event markers; 10 savable plot trails with up to 10,000 points per trail, and stores up to 100 routes; choice of 42 different graphic icons to mark favorite spots; 37 different map ranges from .05-to-4,000 miles; operates on two AA batteries; internal back-up memory to keep GPS data safely stored and accessible for years; backlighted screen; and a waterproof carrying case. All of the Company’s GPS products feature 12 parallel-channel receivers for faster satellite lock-ons and more accurate GPS navigation. The iFINDER® models are also WAAS enabled for even greater positioning accuracy at select locations. The new iFINDER® Pro model ($199 MAP) will feature a greatly enhanced 240x180 pixel display, with white LED backlighting, dual micro-processors for faster screen updates, and will accept optional FreedomMaps™ and MapCreate™ detailed digital mapping, as well as Navionics® HotMaps™, Classic XL and Gold electronic chart options. Each iFINDER® Pro will be packaged with a free 12 volt adapter power cable.

     The Company’s line of hand-held GPS products has helped the Company expand its presence in multiple non-marine retail markets and outlets. These products, combined with continuing advertising and promotional campaigns, have significantly increased consumer awareness and recognition of the Eagle® and Lowrance brand names in historically non-traditional markets. Currently, the Company enjoys distribution through several outdoor recreational outlets who serve hikers, campers, skiers, climbers and other outdoor enthusiasts.

     The Company attempts to differentiate its SONAR and GPS+WAAS products through quality, technological development, performance, price, and service. The Company believes its products do offer competitive advantages due to quality, technological advancement and the wide range of features. These advantages result from the Company’s long history of product innovation, such as Advanced Signal Processing (ASP™), fully waterproof SONAR and SONAR/GPS combination units, GRAYLINE®, COLORLINE™, FishReveal™, HyperScroll™, interchangeable high-performance transducers and dual-frequency capability and innovative products and features such as the Broadview™ 3-beam transducer with super-wide 150° underwater coverage (TriFinder™ 2), split-screen SONAR/GPS+WAAS mapping navigational displays, exclusive preprogrammed, plug-&-play, high-detail regional FreedomMaps™ loaded onto digital media cards, MapCreate™ CD-ROM detailed mapping software, compatibility with Navionics® Classic XL, Gold and HotMaps™ electronic charts, programmable data-panels, super high-resolution color and monochrome LCD displays with up to 480 vertical pixels, and 8,000 watts of peak-to-peak transmit power available in a series of sportfishing SONAR capable of producing depth capabilities to 3,000 feet and more.

     The Company’s strategy is to be an industry leader in offering advanced, high-performance products at extremely affordable price-points. Further, the Company believes that its excellent service programs, designed to respond rapidly to customer needs, are the most comprehensive such services available to the consumer.

Product Research and Development

     The Company’s successful operations and strong competitive position are dependent to a great extent upon its ability to anticipate and react to the technological innovations inherent within its industry. The Company has been engaged in the development of new SONAR products and the refinement of its existing SONAR models since its formation in 1957. See “Patents and Trademarks” below. In 1957, the Company invented and marketed the first portable SONAR, capable of locating individual fish and their depths, as well as the bottom depth. Among other significant SONAR advancements, the Company developed and patented an effective interference suppression system and designed the first interchangeable high-speed transducers which permit operation of SONAR at boat speeds up to 70 mph. The Company also introduced, in 1979, the first computer-controlled SONAR with microprocessor chip and software allowing high-speed boating with accurate depth readings and no false signals. In 1987, the Company introduced the industry’s first high-resolution, “Film SuperTwist” liquid crystal displays with enhanced visibility. In 1989, the Company introduced the first fully waterproof SONAR/navigation combination units featuring Loran-C circuitry and software contained solely in the antenna/coupler module. Advanced Signal Processing (ASP™), a breakthrough in automatic SONAR control developed in 1990, constantly evaluates the effects of varying water conditions, boat speeds, and interference sources, adjusting the SONAR’s critical settings for optimum performance. Based on the Company’s belief that the United States Department of Defense’s GPS would be the preferred method of navigation for the future (once it became affordable), the Company introduced six marine GPS products in 1992, most at breakthrough price points. The SupraPro® ID, a new SONAR model introduced in 1994, retailed for under $100 and provided users with four times the resolution of its nearest competitive model. Another new 1994 model, the GlobalMap®1000, represented the first fully waterproof mapping unit with a built-in mapping database and the capability of using highly-popular detailed mapping cartridges. The AccuNav® Sport hand-held GPS product, which retailed for under $400, transformed the GPS market in 1994 by offering users all the highly-detailed navigation plotting features previously available only on larger and more costly gimbal-mounted GPS products, yet at less than half the price. In 1995, the Company introduced its latest generation of “3D” SONAR products, the ULTRA®III 3D and the X-70A 3D, which provided expansive underwater coverage and innovative “three dimensional” images of bottom contours in addition to traditional detailed “2D” views. Six new 1995 products utilized the Company’s new Broadview™ technology. By purchasing a “Broadview” accessory transducer (which could be installed on the transom or on a trolling motor), users could expand their SONAR coverage, to search out — left or right — to detect fish and bottom structure, down and outward from their boats. In 1996, the Company introduced and delivered its first hand-held GPS-mapping products including the AirMap®. In fiscal 1997, the Company delivered four new hand-held GPS products, each utilizing advanced 12-parallel channel receiver technology and three of which offered the exclusive capability of allowing the user to download detailed customized maps from a CD-ROM into the unit’s memory. Two new gimbal-mount products, one a GPS-mapping-only product and the other a GPS-mapping/SONAR combination model went into distribution in fiscal 1998. In fiscal 1999, R&D turned its full attention to new breakthrough technology slated for introduction late in fiscal 2000. At Chicago’s ICAST 2000 trade/consumer show in July, 2000, the Company debuted its new lineup of four Lowrance big-screen, high-performance, gimbal-mount, color and monochrome transflective and color TFT liquid crystal SONAR and GPS-mapping products. The LCX-15MT and LCX-15CT were SONAR units that were fully GPS-mapping capable, with the simple addition of a MapCreate™ GPS Accessories Pack option. The LCX-16Ci was a full SONAR/GPS-mapping combination unit right out of the box. The GlobalMap®3000MT was a stand-alone, 12-parallel channel GPS/mapping-only unit. The LCX-16Ci was presented the highest honor, the “Best of Show” Award for product innovation at ICAST 2000.

     Seven new Eagle SONAR and GPS-mapping products were also introduced at ICAST 2000, including the FishEasy™ Series, TriFinder 3Beam™, Accura® 240, Status™ and Journey™. Then, in the 4th quarter of fiscal 2001, the Company announced the completion of a full line of new compact SONAR/GPS-mapping products for 2002, to be added to the top-of-the-line, big-screen models introduced in 2000. At ICAST 2001, the new X51, X71, X91, LMS-240 and GlobalMap®2400 models were announced to the trade and the media, along with the new Eagle FishEasy™2 Series, TriFinder™2, FishMark™160 and FishMark™240 SONAR units. The entry-level X51 (at $199 SRP) and the FishEasy™2 (at $129 SRP) SONAR products had 240 vertical pixel displays, 1500 watts of peak-to-peak transmit power producing depth penetration to 800 feet, a new FishReveal™ feature with 10-levels of gray that revealed fish hidden in surface clutter, weeds or other types of cover, and a HyperScroll™ feature that enhanced the display of fish targets at higher boat speeds. Two of the new compact, mid-sized Lowrance products, the LMS-240 and the GlobalMap® 2400, utilized Multi-Media Card (MMC) technology for downloading detailed map segments from CD-ROM. All of the new Lowrance models came with built-in water surface temp sensors and most were packed with a high-impact protective cover.

     For fiscal 2003, Lowrance announced 26 new models and delivered 28 new Lowrance and Eagle products, more than the Company has ever introduced in a single model year. Enhanced design capabilities permitted the Company to design and build a new low-cost entry-level Cuda™ Series of fishfinders that range in price from $79, $99, to $119 SRP. These products all feature built-in water temperature readings, quick-release mounting systems with adjustable tilt, and easy to connect/disconnect uniplug connectors. The $99 model also has a high-resolution, 168 vertical pixel LCD, the best screen resolution available at that price-point. Lowrance designed all of its new mid-to-upper-middle priced SONAR and GPS models with 320x320 resolution, which resulted in enhanced underwater target detail and target separation. One of the new high-resolution products, the Eagle FishMark 320, was offered at a SRP of $199, the same price-point as the previous year’s model with the 160x160 resolution. The new products for Lowrance in 2003 included a series of two new 10.4” diagonal, 256-color, full VGA, TFT models, including one SONAR/GPS+WAAS mapping combo and one color GPS+WAAS stand-along mapping model. These color displays offered improved viewing in the brightest of sunlight.

     For fiscal 2004, Lowrance continues an aggressive design schedule with the announcement of 26 new models and the planned delivery of a total of 31 new Lowrance and Eagle products. GPS and mapping have been added to the entry level products, starting with a combination GPS/SONAR/Plotter in the “Cuda” family that will retail for under $200. Other entry level GPS/SONAR/Mapping products will follow with built-in high detail lake and shoreline maps covering the USA. A new line of mid-size, high resolution products will be introduced with 480x480 resolution. These will replace last year’s 320x320 products. In addition, many more color units are being introduced in various screen resolutions. New technology enables these to have improved readability in bright sunlight. Two new aviation GPS/Mapping models are being introduced. The first, the AirMap 500, includes plug-in data cards in a small hand-held size and is smaller than the model it replaces, yet has a larger, higher resolution display than that of the previous model. The second, the AirMap 1000, has an even larger 320x320 resolution display.

     Research and development expenditures for the Company were $3,083,000 in fiscal 2001, $2,650,000 in fiscal 2002, and $4,191,000 in fiscal 2003. The Company plans additional development of its LCD SONAR to increase performance and versatility, and is conducting research and development into other potential marine electronic products utilizing technology with which the Company is familiar. Also, the Company intends to develop additional GPS+WAAS mapping products for use in marine and non-marine applications. To augment its continued investment in product research and development, the Company utilizes several manufacturing and design technologies: Surface Mount Technology (SMT) production equipment, Computer Aided Design (CAD) systems, Application Specific Integrated Circuits (ASICS), Tape Automated Bonding (TAB), Tab-On-Glass (TOG), Components-On-Glass (COG) and Liquid Crystal Display (LCD) assembly. These advanced technologies, which have been essential to the development of the Company’s breakthrough SONAR and GPS products, have allowed the Company to reduce its material and manufacturing costs and to provide even greater product performance.

Manufacturing and Suppliers

     Through fiscal 1993, the Company manufactured substantially all of its products at its plant in Tulsa, Oklahoma. In fiscal 1994, the Company began manufacturing most of its high volume transducer and cable assemblies in a 25,000 square foot leased manufacturing facility in Ensenada, Mexico, with the finished assemblies shipped to Tulsa for final inspection, packaging, and shipping. During fiscal 1997, the Company expanded its production operation in Mexico by consolidating its existing manufacturing operations in Ensenada, Mexico into a newly constructed 108,000 square foot leased facility. Currently, the Company utilizes 86,000 square feet for manufacturing, including a 42,000 square foot clean room within the 108,000 square feet presently occupied by the Company. In the expanded Mexico facility, the Company manufactures its transducer and cable assemblies as well as assembling most of the liquid crystal displays used in its products. Additionally, the Company performs final assembly, final testing and packing operations on all of its products in the Mexico facility. The transfer of the final assembly and liquid crystal display assembly operations from the Company’s Tulsa facility began in August 1996 and was completed in July 1997. The Company moved its circuit board assembly and testing operations to its Mexico facility in fiscal 2000, thereby eliminating all manufacturing operations in its facility in Tulsa. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing, and final testing of finished products are an integral part of the Company’s manufacturing process. The Company’s manufacturing facilities are sufficient to allow increased production without substantial future capital investments.

     Certain component parts of the Company’s products are technologically advanced and/or specifically designed for the Company’s use and thus are presently available only through single-source suppliers, some of which are located in foreign countries. Certain other component parts are available from a number of suppliers, but the Company largely relies on single-source suppliers for these parts. Purchasing from a single source in these instances allows the Company to have more consistent quality in the component parts and to receive quantity discounts and permits the Company to establish long-standing relationships with its suppliers. The Company believes long-standing relationships lead to better performance with suppliers by shortening delivery time, improving quality and fostering a better understanding of and adaptation to the nature of the Company’s needs and the suppliers’ capabilities.

     With respect to plastic component parts, such as housings for SONAR units, the Company, because of the expense, generally maintains only one mold for each plastic part. Although typically the Company owns each mold and could move it to another supplier, the Company is limited to one concurrent supplier.

     The Company has never experienced a substantial interruption in product distribution due to unavailability of or delay in receiving component parts, resulting in the loss of any material amount of sales. However, if for any reason (such as a protracted strike, war, fire, explosion, or wind damage affecting production at the supplier’s manufacturing plant, changes in import restrictions, a damaged or destroyed mold or a supplier being unable to obtain certain raw materials necessary to produce component parts), certain critical component parts were to become unavailable or the shipment of such parts were to be substantially delayed, such unavailability or delay could materially and adversely affect the Company’s ability to produce its products on a timely basis until an alternative source of supply or a replacement mold could be made available. This could adversely affect the Company’s results of operations. The use of alternate components may, in some cases, require the Company to redesign other components or its sub-assemblies and the Company could experience manufacturing delays. The extent of the impact upon the Company’s sales and earnings would depend upon the products affected and the time of year of the interruption. To protect against interruptions and loss of sales, the Company maintains a limited amount of safety inventory of component parts and some insurance coverage against loss of supply. The Company limits the amount of safety stock to avoid the cost of carrying raw material inventory and problems associated with obsolescence. To further protect against interruptions, the Company is selective of its suppliers and, with limited exceptions, relies upon those who are substantial in size, strong financially, and offer proven track records and experience.

Product Warranty and Support Services

     Substantially all of the Company’s products are sold with a full one-year warranty. The Company emphasizes “service after the sale” in connection with its products by providing free shipping, through a prepaid Return Authorization (R.A.) system, when requested by consumers located in the United States electing to return their units to the Company for warranty or non-warranty repairs. Warranty and non-warranty repairs are available from the Company’s plant in Tulsa, Oklahoma, and from dealers and distributors in forty-seven foreign countries. The Company also offers two-year extended warranties for an additional one-time fee through its LEI Extras subsidiary.

Patents and Trademarks

     Since 1970, the Company has obtained thirty-nine patents expiring at various dates from 1987 through 2017. Since 1970, thirteen design patents have also been issued. See “Product Research and Development” above. All of the Company’s patents have been assigned to secure the Company’s revolving credit line. The Company does not expect that the expiration of patents will have an adverse impact on the Company’s operations.

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

     The Company has registered forty-six trademarks with the United States Patent Office including the trademark, “Lowrance” and the trademark “Eagle”, with an accompanying logo and has filed additional trademark applications. The Company has also registered forty-five trademarks in nineteen foreign countries.

Employees

     As of July 31, 2003, the Company employed 767 persons on a full-time basis of whom approximately 599 were involved in manufacturing, quality and materials. Of the 599 full time employees involved in manufacturing and materials, 82 employees are located in the Company’s headquarters in Tulsa and 517 are located in the Company’s leased manufacturing facility in Ensenada, Mexico. The remaining 168 employees were engaged in research and development, sales and marketing and administration. Additionally, the Company retains, on a part-time basis, over 200 independent contractors, or “Pro-Staff”, who assist in promoting its products.

     The Company has never experienced a work stoppage and none of its employees are represented by a union. Management considers its employee relations to be excellent.

Item 2. Properties

     The Company has maintained its corporate offices at 12000 East Skelly Drive, Tulsa, Oklahoma, since 1970. The Company’s facility includes a 116,000 square foot building and approximately 23 acres of land.

     The Company leases a 108,000 square foot manufacturing facility in Ensenada, Mexico. The Company presently is using approximately 86,000 square feet for manufacturing, including a 42,000 square foot clean room.

     The Company also leases 2,500 square feet and 3,500 square feet of warehousing, shipping and office facilities in Australia and Canada, respectively.

     The Company believes that its facilities and equipment are well suited to its needs and are properly maintained. The Company’s current manufacturing facilities are sufficient to allow for increased production without significant capital investment. The facilities and equipment are believed to be operating in substantial compliance with all current regulations. All the facilities and equipment are, in the opinion of the Company, adequately insured.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     As of October 22, 2003, the Company had more than 400 holders of its Common Stock. The Company’s revolving credit line prohibits the payment of dividends without the prior written consent of the lender. The Company announced a special dividend of $0.25 per common share payable on August 15, 2003 to shareholders of record as of August 13, 2003 after obtaining approval from the lender. Declaration of dividends in the future will remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s financial results and the favorable tax treatment of dividend payments.

     The Company’s Common Stock is traded in the over-the-counter market and is listed with the NASDAQ National Market System under the NASDAQ symbol of “LEIX”. The table below reflects the high and low trade prices for each of the Company’s fiscal quarters for the most recent two fiscal years. The trade prices reflect inter-dealer prices, without retail mark up, mark down, or commission and do not necessarily represent actual transactions.

	2002		2003
	High	Low	High	Low
	$	$	$	$
1st Quarter	3.37	2.22	4.70	3.05
2nd Quarter	2.82	2.10	6.80	3.85
3rd Quarter	4.75	2.35	7.36	5.29
4th Quarter	6.25	2.92	9.78	6.84

Item 6. Selected Financial Data

     The selected financial information shown below has been derived from the consolidated financial statements included elsewhere in this report and from other consolidated financial statements filed previously and not appearing herein. The balance sheet information is presented as of the end of the fiscal years shown. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Years Ended July 31,
	(in thousands, except per share amounts)
	1999	2000	2001	2002	2003
					(1)
Operating and Per Share Data
Operating Data:
Net sales	$89,753	$73,209	$73,419	$79,501	$88,297
Gross profit	30,047	27,899	26,335	29,926	37,261
Percent of sales	33.5%	38.1%	35.9%	37.6%	42.2%
Operating income	5,033	3,549	2,103	5,255	7,881
Percent of sales	5.6%	4.8%	2.9%	6.6%	8.9%
Income before taxes	2,109	1,523	99	3,935	6,862
Percent of sales	2.3%	2.1%	0.1%	4.9%	7.8%
Net income	2,109	2,473	37	2,389	4,645
Percent of sales	2.3%	3.4%	0.1%	3.0%	5.3%
Per Share Data:
Net income
Basic	$0.56	$0.66	$0.01	$0.63	$1.23
Diluted	0.56	0.66	0.01	0.63	1.19
Cash dividends per common share	—	—	—	—	—
Balance Sheet Data:
Working capital	$17,630	$10,874	$16,503	$12,681	$18,149
Total assets	35,894	29,297	37,656	30,762	35,417
Long term debt, less current maturities	17,103	8,573	14,418	6,183	5,825
Stockholders’ equity	9,494	11,955	11,877	14,359	19,608

(1)	The financial statements for fiscal 2003 have been restated as discussed in Note 12 to the consolidated financial statements contained in Item 8.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As discussed in Note 12 to the consolidated financial statements, the Company’s July 31, 2003 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Fiscal 2003 – Sales and Margin

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

Fiscal 2002 – Sales and Margin

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

Fiscal 2003 – Operating Expenses and Income

Operating expenses increased by $4.7 million during fiscal 2003 as compared to fiscal 2002. Operating expenses as a percentage of sales increased from 31.0% in fiscal 2002 to 33.3% in fiscal 2003.

During fiscal 2003, selling and administrative expenses increased by $3.2 million due primarily to increased advertising and marketing effort relative to the Company’s 2003 product introduction. Selling and administrative expenses as a percentage of sales increased to 28.5% during fiscal 2003 as compared to 27.7% for fiscal 2002.

Research and development expenses increased by $1.5 million relative primarily to new product design for the Company’s new product introductions. Research and development expenses as a percentage of sales increased to 4.7% during fiscal 2003 as compared to 3.3% for fiscal 2002. In preparation for the new 2004 products, the Company hired seven additional engineers in the third and fourth quarters of fiscal 2003.

Operating income increased by $2.6 million, or 50.0%, in fiscal 2003 and was 8.9% of sales as compared to 6.6% of sales in fiscal 2002.

Fiscal 2002 – Operating Expenses and Income

Operating expenses increased by $439,000 during fiscal 2002 as compared to fiscal 2001. Operating expenses as a percentage of sales decreased from 33.0% in fiscal 2001 to 31.0% in fiscal 2002.

During fiscal 2002, selling and administrative expenses increased by $1.2 million due primarily to increased advertising and marketing effort related to the Company’s 2002 product introductions. Selling and administrative expenses as a percentage of sales decreased to 27.7% during fiscal 2002 as compared to 28.3% for fiscal 2001.

Research and development expense decreased by $.4 million resulting from the transition from the fiscal 2002 new product development cycle to the fiscal 2003 product development cycle. Research and development expenses as a percentage of sales decreased to 3.3% during fiscal 2002 as compared to 4.2% for fiscal 2001. At the conclusion of the product development cycle, the design engineers actively participate in the introduction of the new products into manufacturing. Therefore, the expenses associated with their activities become part of the manufacturing costs instead of the research and development costs. The introduction of the new 2002 products into manufacturing began at the end of the second quarter and continued in the third quarter of fiscal 2002. In preparation for the new 2003 products, the Company hired six additional engineers in the third and fourth quarters of fiscal 2002.

Operating income increased by $3,152,000, or 149.9%, in fiscal 2002 and was 6.6% of sales as compared to 2.9% of sales in fiscal 2001.

Fiscal 2003 – Interest Expense

Interest expense decreased $435,000 in fiscal 2003 as compared to fiscal 2002, a decrease of 30.5%. This decrease is related to carrying, on average, $2.1 million in lower debt balances, and to interest rate decreases. In addition, in November 2002, the credit facility was amended. The amendment included a lowering of the spread over prime from 1.0% to .5% and the addition of LIBOR based interest rate options. The interest rate on the Company’s primary financing facility ranged from 5.75% down to 5.0% for fiscal 2003 as compared to rates from 7.75% down to 5.75% for the same period last year. The prime rate ranged from 4.75% to 4.0% for fiscal 2003 as compared to rates from 6.75% to 4.75% for the same period last year.

Fiscal 2002 – Interest Expense

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

Income Taxes

The effective tax rates for fiscal 2003, 2002 and 2001 were 32.3%, 39.3% and 62.6%, respectively. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to our consolidated income.

Net Income

Net income was $4.6 million, $2.4 million and $.04 million, respectively, in fiscal 2003, 2002 and 2001.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as described in Section 13(j) of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operating activities, a $26.5 million line of credit and lease financing. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At July 31, 2003, the Company had $7.8 million available under the revolving credit line.

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

At April 30, 2003, the Company exceeded its third quarter maximum inventory level covenant; however, the bank waived this violation as an event of default under the terms of the revolving credit line and removed the covenant for the July 31, 2003 reporting date. As of September 10, 2003, the bank removed altogether the maximum inventory level covenant.

The Company was in compliance with all loan covenants at July 31, 2003.

Cash flows provided by operating activities were $2.9 million in fiscal 2003 compared to $10.0 million in fiscal 2002. The decrease was primarily due to increased inventory levels in fiscal 2003 compared to decreased inventory levels in fiscal 2002, which was partially offset by higher earnings in fiscal 2003. Operating cash flows were utilized to fund capital expenditures of $1.6 million and reduce debt by $1.4 million. An additional $1.2 million in capital expenditures was funded by capital lease borrowings.

Cash flows provided by operating activities were $10.0 million in fiscal 2002 compared to cash used in operating activities of $3.0 million in 2001. The increase was due primarily to increased income and decreased inventories. Operating cash flows were utilized to fund capital expenditures of $1.1 million and reduce debt by $8.8 million. An additional $.5 million in capital expenditures was funded by capital lease borrowings.

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

Effects of Inflation

A significant portion of the Company’s costs and expenses consist of materials, supplies, salaries and wages that are affected by inflation. In addition, certain electronic parts which are in high industry demand are subject to market-driven price increases. The Company does not believe that it will be able to pass on inflationary increases in its selling prices. Accordingly, the Company concentrates on changes in design, manufacturing processes, material scheduling and sourcing to help contain costs. A significant portion of the Company’s raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.

Recently Issued Accounting Standards

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during fiscal 2003. The adoption of these statements did not impact the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

Quarterly Information

Demand for the Company’s products is seasonal. During the third quarter, the Company’s customers purchase the Company’s products so that the products will be available to sport fishermen and recreational boat owners for the peak fishing and boating season. The Company does not experience any consistent quarterly trends for the remaining three quarters.

Sales, Gross Profit & Net Income (Loss)

Years Ended July 31,	Sales		Gross Profit		Net Income (Loss)		Net Income (Loss)
							(As Previously
							Reported)
2003 (1)
First Quarter (Aug-Oct)	$11,155	12.6%	$4,123	11.1%	$(1,473)	(31.7%)	$(1,432)	(29.0%)
Second Quarter (Nov-Jan)	21,514	24.4%	7,729	20.7%	527	11.3%	620	12.6%
Third Quarter (Feb-Apr)	32,414	36.7%	16,118	43.3%	4,352	93.7%	4,407	89.4%
Fourth Quarter (May-Jul)	23,214	26.3%	9,291	24.9%	1,239	26.7%	1,336	27.0%

Total for Year	$88,297	100.0%	$37,261	100.0%	$4,645	100.0%	$4,931	100.0%

2002
First Quarter (Aug-Oct)	$11,023	13.9%	$3,004	10.0%	$(1,887)	(79.0%)
Second Quarter (Nov-Jan)	17,077	21.5%	5,966	19.9%	(6)	(0.2%)
Third Quarter (Feb-Apr)	32,689	41.1%	12,967	43.3%	3,417	143.0%
Fourth Quarter (May-Jul)	18,712	23.5%	7,989	26.7%	865	36.2%

Total for Year	$79,501	100.0%	$29,926	100.0%	$2,389	100.0%

2001
First Quarter (Aug-Oct)	$12,644	17.2%	$4,312	16.4%	$(1,042)	(2816.2%)
Second Quarter (Nov-Jan)	19,206	26.2%	7,387	28.1%	647	1748.6%
Third Quarter (Feb-Apr)	23,282	31.7%	8,925	33.9%	861	2327.0%
Fourth Quarter (May-Jul)	18,287	24.9%	5,711	21.7%	(429)	(1159.4%)

Total for Year	$73,419	100.0%	$26,335	100.0%	$37	100.0%

(1)	As restated, see Note 12 to the Consolidated Financial Statements contained in Item 8.

Earnings (Loss) per Share, Basic & Diluted

	Weighted Average
	Shares Outstanding		Earnings per Share		Earnings per Share
					(As Previously
					Reported)
Years Ended July 31,	Basic	Diluted	Basic	Diluted	Basic	Diluted
2003 (1)
First Quarter (Aug-Oct)	3,761,196	3,761,196	$(0.39)	$(0.39)	$(0.38)	$(0.38)
Second Quarter (Nov-Jan)	3,761,196	3,885,319	0.14	0.14	0.16	0.16
Third Quarter (Feb-Apr)	3,761,196	3,902,302	1.15	1.11	1.17	1.13
Fourth Quarter (May-Jul)	3,761,196	3,931,735	0.33	0.31	0.35	0.34
Year-ended July 31, 2003	3,761,196	3,893,324	1.23	1.19	1.31	1.27
2002
First Quarter (Aug-Oct)	3,768,796	3,768,796	$(0.50)	$(0.50)
Second Quarter (Nov-Jan)	3,768,796	3,768,796	(0.00)	(0.00)
Third Quarter (Feb-Apr)	3,766,347	3,826,082	0.91	0.89
Fourth Quarter (May-Jul)	3,763,594	3,870,306	0.23	0.22
Year-ended July 31, 2003	3,766,888	3,818,126	0.63	0.63
2001
First Quarter (Aug-Oct)	3,768,796	3,768,796	$(0.28)	$(0.28)
Second Quarter (Nov-Jan)	3,768,796	3,768,796	0.17	0.17
Third Quarter (Feb-Apr)	3,768,796	3,768,796	0.23	0.23
Fourth Quarter (May-Jul)	3,768,796	3,768,796	(.11)	(.11)
Year-ended July 31, 2003	3,768,796	3,768,796	0.01	0.01

(1)	As restated, see Note 12 to the Consolidated Financial Statements contained in Item 8.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

•	Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which the Company operates, one or more key factors discussed in “Part I, Item 1. Business” of this Form 10-K could have an adverse effect on expected results for fiscal 2004.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 3 to the consolidated financial statements for details on the Company’s long-term debt. A .5% increase in the prime rate in fiscal 2003 would have had a negative after-tax impact of approximately $35,000.

The Company is subject to foreign currency risk due to the location of its manufacturing facility in Mexico and sales from each of its distribution facilities in Canada and Australia, which are denominated in the local currency. Sales to other countries are denominated in U.S. dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on the Company’s financial statements taken as a whole. Future volatility in these exchange rates could have a significant impact on the Company’s financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The change in the Company’s independent auditors was previously reported on Form 8-K filed with the Securities and Exchange Commission on July 10, 2002.

Item 9a. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the year ended July 31, 2003, including the process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The directors of the Company are as follows:

Darrell J. Lowrance. Mr. Lowrance, age 65, a founder of the Company, has been with the Company since its formation in 1957. He currently serves as President and Chief Executive Officer and a Director of the Company, positions he has held since 1964, and is active in the day to day operations of the Company. During 1983 and 1984, Mr. Lowrance served as President of the American Fishing Tackle Manufacturer’s Association (AFTMA). In July 1988, Mr. Lowrance returned to the Board of Directors of AFTMA, a position he previously held from 1978 through 1986. Additionally, in April 1989, Mr. Lowrance was elected as a director of the National Association of Marine Products and Services.

Peter F. Foley, III. Mr. Foley, age 67, has served as a director since October 1991 and has been President of Boone Bait Company, a company engaged in the manufacture of saltwater fishing lures, since 1953. For more than 30 years, Mr. Foley has served on numerous boards related to the marine industry, including the American Fishing Tackle Manufacturer’s Association (AFTMA). Further, he has been awarded government grants, as an industry expert in international marketing of fishing tackle products, to study and report on key opportunities for the industry.

M. Wayne Williams. Mr. Williams, age 66, a retired CPA, has been a director since August 2002. He was employed by Electronic Data Systems (EDS) from 1976 until his retirement in 1996. While at EDS, he was responsible for the preparation of company financial statements in accordance with Generally Accepted Accounting Principles (GAAP), as well as the overview of all Securities and Exchange Commission (SEC) reporting. He was also responsible for statutory, contract, and GAAP reporting for the company’s wholly owned insurance subsidiary. Prior to EDS, he was an audit manager with the accounting firm of

Touche Ross & Co., working in audit, tax and consulting, using Generally Accepted Auditing Standards (GAAS).

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

Bob G. Callaway. Mr. Callaway, age 60, has served as Vice President of Marketing since March 2000. Mr. Callaway joined Lowrance in August 1987 as Manager of Video Communications and was promoted to Director of Video Communications in October 1993. He subsequently joined Addvantage Media as Vice President-Field Service Group in March 1997. He worked as a freelance marketing consultant from October 1998 and in July 1999 joined T.D. Williamson as Manager of Marketing Resources before returning to Lowrance in March 2000.

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

Audit Committee Financial Expert

The Company’s Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee. M. Wayne Williams, the financial expert, is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

The Company has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The 2003 Audit Committee is composed of the following members: M. Wayne Williams-Chairman, Peter F. Foley, III, and George W. Jones.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the following persons failed to file on a timely basis a Form 4 required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years: Ronald G. Weber, Mark C. McQuown, Bob G. Callaway, Jane M. Kaiser and Douglas J. Townsdin.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial and accounting officer, and other officers designated annually by the President and Chief Executive Officer. A copy of the Company’s Code of Ethics is attached hereto as Exhibit 14.0.

Item 11. Executive Compensation

The following table sets forth the aggregate cash compensation earned by the executive officers listed (the “Named Executive Officers”) for services rendered in all capacities to the Company for the fiscal years ended July 31, 2003, 2002 and 2001.

					(3)
				(2)	Securities
				Other	Underlying		(4)
			(1)	Annual	Options/		All
Name of Individual/Principal		Salary	Bonus	Compensation	SARS		Other
Position	Year	($)	($)	($)	(#’s)		($)
Darrell J. Lowrance	2003	429,200	304,700	—	—		24,000
President and Chief	2002	429,200	193,100	—	—		25,100
Executive Officer	2001	421,300	—	—	—		26,200
Ronald G. Weber	2003	253,700	118,000	—	—		6,000
Executive Vice President	2002	251,100	50,700	—	34,453	(5)	7,100
Of Engineering and					115,547	(6)
Manufacturing	2001	229,600	—	—	—		25,500
Douglas J. Townsdin	2003	156,200	72,600	—	—		6,000
Vice President of Finance	2002	156,200	31,200	—	25,000	(5)	3,900
Chief Financial Officer	2001	154,300	—	17,100	—		1,700
Mark C. McQuown	2003	159,000	74,000	—	—		6,000
Vice President of Sales	2002	159,000	31,800	17,500	25,000	(5)	5,000
	2001	156,200	—	20,300	—		10,800
Bob G. Callaway	2003	155,700	72,400	—	—		3,900
Vice President of Marketing	2002	155,700	31,100	15,600	25,000	(5)	3,900
	2001	153,900	—	25,400	—		1,900
Jane M. Kaiser	2003	150,000	69,700	—	—		5,800
Vice President of Customer	2002	148,300	30,000	—	25,000	(5)	4,400
Operations	2001	125,000	—	18,500	—		9,600

(1)	The Company’s Executive Bonus Plan for fiscal year 2003 provided for a performance bonus pool measured entirely on the basis of the Company’s pretax, prebonus earnings compared to targeted pretax, prebonus earnings. This bonus pool was to be divided, based on certain predetermined percentages, between the Company’s President and five Vice Presidents. In order to earn any performance bonus, it was necessary for pretax, prebonus income to exceed $4.4 million, which the Company did and, accordingly, performance bonuses of $580,000 were paid. The Executive Bonus Plan for fiscal year 2003 also provided for discretionary bonuses for executive officers, except the President, granted at the recommendation of the President on the basis of individual performance not to exceed 15% of their respective salaries. The President did exercise his right to recommend discretionary bonuses for executive officers of the Company to the Compensation and Nominating Committee of the Board of Directors. Accordingly, discretionary bonuses of $131,000 were paid.

(2)	The remuneration described in other annual compensation includes the cost to the Company of benefits furnished to the executive officers, including premiums for life and health insurance, personal use of Company automobiles or automobile allowances and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company’s business. During fiscal 2003, no executive officers received other compensation in excess of 10% of such officer’s cash compensation.

(3)	Refer to the description below for a complete discussion of the stock options that the Board of Directors awarded under the 2001 Stock Option Plan, contingent upon Shareholder approval. Such shareholder approval was given on December 11, 2001.

(4)	Other compensation resulted from contributions to the Lowrance Savings Plan and Trust on behalf of the listed executive officers. Also included are director’s fees of $18,000, $20,000, and $24,000 paid to Mr. Lowrance and $0, $2,000, and $23,000 paid to Mr. Weber in 2003, 2002 and 2001, respectively.

(5)	Incentive stock options awarded under the 2001 Stock Option Plan. Refer to the description below for a complete discussion of this plan.

(6)	Non-qualified stock options awarded under the 2001 Stock Option Plan. Refer to the description below for a complete discussion of this plan.

The following table sets forth information concerning the exercise of stock options during fiscal 2003 by each of the named executive officers and the fiscal year-end value of unexercised options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares		Exercisable Number of securities			Value of unexercised in-
	acquired		underlying unexercised			the-money option/SARs at
	on	Value	options/SARS at FY-end			FY-end
	exercise	realized	Exercisable	Unexercisable		Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)		($)	($)
Ronald G. Weber	—	—	—	34,453	(1)	—	196,727
	—	—	—	115,547	(2)	—	659,773
Douglas J. Townsdin	—	—	—	25,000	(1)	—	142,750
Mark C. McQuown	—	—	—	25,000	(1)	—	142,750
Bob G. Callaway	—	—	—	25,000	(1)	—	142,750
Jane M. Kaiser	—	—	—	25,000	(1)	—	142,750

(1)	Incentive Stock Options

(2)	Non-Qualified Stock Options

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

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

Employment and Severance Arrangements. The Company has entered into employment agreements (the “Employment Agreements”) with Bob G. Callaway, Mark C. McQuown, Douglas J. Townsdin and Jane M. Kaiser. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements which are attached hereto as Exhibits 10.33 through 10.36. The initial term of the Employment Agreements runs for a period of 24 months. Each agreement has a renewal term of an additional 24 months unless proper notice (as defined in the Employment Agreement) is given prior to the expiration of the initial term by either party. Under the terms of the Employment Agreements, if the employment of any executive is terminated other than for “cause” (as defined therein), then each such executive would be entitled to payment of their salary in accordance with the Company’s standard payroll practices for the remainder of the initial term of the agreement or a period of twelve months, whichever is longer. If the employment of the executive is terminated upon a change of control of the Company (as defined therein), then each such executive would be entitled to a lump sum payment equal to 24 months of their salary. As of October 22, 2003 the maximum aggregate amount of cash benefits payable to each executive would be $318,000 for Mark C. McQuown, $312,000 for Douglas J. Townsdin, $311,000 for Bob G. Callaway and $300,000 for Jane M. Kaiser.

Stock Option Plans. On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights and is designed to serve as an incentive for attracting and retaining qualified, competent employees and directors. Depending upon the type of option, the options and stock appreciation rights granted cannot have terms greater than ten years and six months. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company’s Common Stock at the date of grant. The plan is administered by the Compensation and Nominating Committee and was approved by the shareholders at the Annual Meeting held December 11, 2001. As of July 31, 2003, five persons were eligible for consideration to receive options under the 2001 Stock Option Plan.

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

Lowrance sells 100% of the shares he then owns directly in a private placement, registered public offering or through Rule 144 sales; (ii) upon the sale by the Company of all or substantially all of the Company’s assets and operations to a third party; or (iii) on or after July 24, 2010.

Retirement Plan. The Lowrance Savings Plan and Trust (the “Retirement Plan”) requires the Company to contribute to the Retirement Plan up to 6% of each participant’s salary annually. Participants include all U.S. employees of the Company, including executive officers, who have completed one year of employment with at least 1,000 hours of service. The Company makes a fixed contribution of 3% of each participant’s salary. In addition, if an employee makes voluntary contributions, the Company will make additional contributions equal to 50% of each dollar contributed by the employee, not to exceed 3% of the employee’s compensation. Each participant’s interest in the Company’s contributions vests fully over a period of seven years. Generally, a participant’s interest in the Company’s contributions may be withdrawn only upon termination or in certain hardship situations.

Board Compensation Committee Report on Executive Compensation

The members of the Compensation and Nominating Committee are Mr. Peter F. Foley, III, M. Wayne Williams and Mr. George W. Jones. Each member of the Committee is a non-employee director.

In determining the compensation payable to the Company’s executive officers, it is the basic philosophy of the Committee that the total annual compensation for these individuals should be at a level which is competitive with the marketplace in companies of similar size for positions of similar scope and responsibility. In determining the appropriateness of compensation levels, the Committee annually reviews the Company’s compensation policies and compensation information/surveys, which provide a comparison of the fixed and variable portions of the executive officer’s compensation.

The key elements of the total annual compensation for executive officers consists of a base salary and variable compensation in the form of annual bonus and stock options. The base salaries are generally set based upon the information referenced above. Annual bonuses typically consist of two components, a performance bonus based entirely on the basis of the Company’s pretax, prebonus earnings and a discretionary bonus for executive officers, except the President, which is recommended by the President on the basis of individual performance.

The base salary for the Chief Executive Officer is reviewed relative to the Wall Street Journal/Mercer Human Resource Consulting CEO Compensation Survey and falls below the median level in this survey. The committee has set the base pay for the Chief Executive at the current level which it believes is reasonable compared to the survey information and due to his tenure with the Company and his irreplaceable knowledge of and personal contacts and relationships in the industries in which the Company operates. All of the Chief Executive’s incentive pay is based on achieving targeted pretax, prebonus earnings levels with no discretionary bonus component.

Performance Graph

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, NASDAQ US AND NASDAQ ELECTRONIC COMPONENT

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the Company’s equity compensation plans. It describes the stock options issued under the 2001 Stock Option Plan, which is the only existing equity compensation plan approved by shareholders. The Company has no other equity compensation plans not approved by shareholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be	Weighted average exercise
	issued upon exercise of	price of outstanding	Number of securities remaining available for
	outstanding options, warrants	options, warrants and	future issuance under equity compensation plans
Plan Category	and rights	rights	(excluding securities reflected in column (a))
Equity compensation plans approved by security holders	250,000	$2.67	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	250,000	$2.67	50,000

The following table sets forth, as of October 22, 2003, the number and percentages of outstanding shares of the Common Stock beneficially owned by all persons known by the Company to own more than 5% of the Company’s Common Stock, by each director of the Company, and by all officers and directors of the Company as a group:

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Fees paid to Deloitte and Touche LLP for the audit of the Company’s annual financial statements included in the registrant’s reports on Form 10-K and review of the financial statements included in the registrant’s reports on Form 10-Q were $117,000 during fiscal 2003. Audit fees of $114,000 were paid to Arthur Andersen LLP during fiscal 2002.

Audit-Related Fees

There were no additional fees paid or payable to Deloitte & Touche LLP for any audit services provided for in fiscal 2003 other than that disclosed above. Additional fees of $32,000 were paid to Arthur Andersen LLP during fiscal 2002 for research and consultation regarding the details of the 2001 Stock Option Plan.

Tax Fees

Fees paid to Deloitte & Touche LLP for services rendered for preparation of the Company’s state and federal income tax returns, tax compliance, tax advice and tax planning were $22,000 for fiscal 2003. Fees paid to Arthur Andersen LLP during fiscal 2002 for tax return preparation, tax compliance, tax advice and tax planning were $19,000.

All Other Fees

There were no additional fees paid or payable to Deloitte & Touche LLP or Arthur Andersen LLP for any other services provided during fiscal 2003 or 2002, respectively.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves the selection of auditors and their respective fees for services to be rendered for audit and tax services. The Audit Committee pre-approves 100% of audit, tax and all other services provided by any audit firms.

No audit work was performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Financial Statements and Exhibits:

Page
1. Consolidated Financial Statements:
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm - Fiscal 2003 and 2002	F-2

     2. Exhibits:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

3.2	By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.2	Lowrance Retirement Plan and Trust previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.3	Form of Distributor Agreements previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., previously filed as Exhibit 10.13 to the Company’s 1994

Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit 10.18 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) previously filed as Exhibit 10.19 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.20 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.21 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital

Corporation), previously filed as Exhibit 10.22 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.30 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet

Capital, previously filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flourie Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.38	Amended and Restated 2001 Stock Option Plan for the Company, previously filed as Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.39	Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, previously filed as Exhibit 10.39 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.40	Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, previously filed as Exhibit 10.40 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.41	Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated July 18, 2003, previously filed as Exhibit 10.41 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.42	Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 18, 2003, previously filed as Exhibit 10.42 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.43	Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated July 18, 2003, previously filed as Exhibit 10.43 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.44	Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 18, 2003, previously filed as Exhibit 10.44 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated by reference thereto.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, previously filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2001, which is incorporated herein by reference thereto.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company’s 2002 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.47 to the Company’s 2003 Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, previously filed as Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

14.0	Code of Ethics, previously filed as Exhibit 14.0 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

22.13	Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

99.2	Calculation of 2002 weighted average shares outstanding as of July 31, 2002, previously filed as Exhibit 99.2 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s consolidated financial statements for the year ended July 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 19, 2001.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the accompanying 2003 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
October 21, 2003
(June 15, 2004 as to the effects of the restatement discussed in Note 12)

This is a photocopy of Arthur Andersen’s opinion as issued in the Company’s 2001 Form 10-K. The opinion has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc., (a Delaware corporation) and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
October 19, 2001

LOWRANCE ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	JULY 31,
	2002	2003
		(As Restated,
		See Note 12)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$903	$1,206
Trade accounts receivable, net of reserves of $787,000 in 2002 and $732,000 in 2003	7,695	8,431
Inventories	12,130	15,941
Current deferred income taxes	1,161	894
Prepaid expenses	1,012	1,290

Total current assets	22,901	27,762

PROPERTY, PLANT, AND EQUIPMENT, net	7,104	7,593
OTHER ASSETS	49	62
DEFERRED INCOME TAXES	708	—

TOTAL ASSETS	$30,762	$35,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,817	$2,061
Accounts payable	4,420	2,951
Accrued liabilities:
Compensation and benefits	2,210	2,704
Product costs	720	1,004
Other	1,053	893

Total current liabilities	10,220	9,613

LONG-TERM DEBT, less current maturities	6,183	5,825
DEFERRED INCOME TAXES	—	371
STOCKHOLDERS’ EQUITY, per accompanying statements:
Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares and 3,768,796 shares issued at July 31, 2003 and 2002, respectively; 3,761,196 shares outstanding at July 31, 2003 and 2002	377	377
Paid-in capital	7,073	7,418
Treasury stock, at cost (7,600 shares)	(26)	—
Retained earnings	7,227	11,846
Accumulated other comprehensive loss	(292)	(33)

Total stockholders’ equity	14,359	19,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,762	$35,417

The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	FOR THE YEARS ENDED JULY 31,
	2001	2002	2003
			(As Restated,
			See Note 12)
NET SALES	$73,419	$79,501	$88,297
COST OF SALES	47,084	49,575	51,036

Gross profit	26,335	29,926	37,261

OPERATING EXPENSES:
Selling and administrative	20,778	22,021	25,189
Merger costs	371	—	—
Research and development	3,083	2,650	4,191

Total operating expenses	24,232	24,671	29,380

Operating income	2,103	5,255	7,881
OTHER EXPENSES:
Interest	1,752	1,424	989
Other	252	(104)	30

Total other expenses	2,004	1,320	1,019

INCOME BEFORE INCOME TAXES	99	3,935	6,862
PROVISION FOR INCOME TAXES	62	1,546	2,217

NET INCOME	$37	$2,389	$4,645

NET INCOME PER COMMON SHARE
Basic	$.01	$.63	$1.23

Diluted	$.01	$.63	$1.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,769	3,767	3,761

Diluted	3,769	3,818	3,893

DIVIDENDS	NONE	NONE	NONE
COMPREHENSIVE INCOME (LOSS):
NET INCOME	$37	$2,389	$4,645
FOREIGN CURRENCY TRANSLATION ADJUSTMENT, NET OF TAX	(115)	119	259

COMPREHENSIVE INCOME (LOSS)	$(78)	$2,508	$4,904

The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2001, 2002, and 2003
(in thousands)

						Accumulated
	Common Stock		Paid-In	Treasury	Retained	Other Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity
Balance- July 31, 2000	3,769	$377	$7,073	$—	$4,801	$(296)	$11,955
Net income	—	—	—	—	37	—	37
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(115)	(115)

Balance- July 31, 2001	3,769	377	7,073	—	4,838	(411)	11,877
Net income	—	—	—	—	2,389	—	2,389
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	119	119
Treasury stock purchases	(8)	—	—	(26)	—	—	(26)

Balance- July 31, 2002	3,761	377	7,073	(26)	7,227	(292)	14,359
Net income (as restated, see Note 12)	—	—	—	—	4,645	—	4,645
Stock option plan expense, (as restated, see Note 12)	—	—	345	—	—	—	345
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	259	259
Retirement of treasury stock	—	—	—	26	(26)	—	—

Balance- July 31, 2003 (as restated, see Note 12)	3,761	$377	$7,418	$—	$11,846	$(33)	$19,608

     The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEARS ENDED JULY 31,
	2001	2002	2003
			(As Restated
			See Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37	$2,389	$4,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,849	2,194	2,319
Gain on sale of fixed assets	(4)	(8)	(21)
Deferred income taxes	(100)	1,164	1,346
Stock option plan expense	—	—	345
Change in operating assets and liabilities:
(Increase)decrease in trade accounts receivable	(175)	(951)	(736)
(Increase)decrease in inventories	(7,575)	6,722	(3,811)
(Increase)decrease in prepaid expenses	(115)	(463)	(278)
(Increase)decrease in other assets	135	2	(13)
Increase(decrease) in accounts payable	2,750	(1,288)	(1,469)
Increase(decrease) in accrued liabilities	244	227	618

Net cash provided by (used in) operating activities	(2,954)	9,988	2,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(851)	(1,084)	(1,566)
Proceeds from sale of property, plant and equipment	4	8	21

Net cash used in investing activities	(847)	(1,076)	(1,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	77,306	68,303	83,968
Repayments of borrowings under line of credit	(70,976)	(75,151)	(83,391)
Treasury stock purchases	—	(26)	—
Principal payments on term loan and capital lease obligations	(2,309)	(1,948)	(1,933)

Net cash provided by (used in) financing activities	4,021	(8,822)	(1,356)
Effect of exchange rate changes on cash	(115)	119	259

Net increase in cash and cash equivalents	105	209	303
CASH AND CASH EQUIVALENTS - beginning of year	589	694	903

CASH AND CASH EQUIVALENTS - end of year	$694	$903	$1,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,752	$1,424	$989
Income taxes	32	8	1,346
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$1,422	$481	$1,242

The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2001, 2002 and 2003

(1)	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business -

Lowrance Electronics, Inc., and subsidiaries (the Company) design, manufacture, market and distribute SONARs (also known as depth-sounders and fish-finders), global positioning system (GPS) navigational equipment and other marine electronic products and various related accessories. The Company’s SONARs are principally used by sports fishermen for detecting the presence of fish and by sports fishermen and boaters as navigational and safety devices for determining bottom depth in lakes, rivers, and coastal waters. The Company’s GPS receivers are used in a variety of marine and non-marine applications, including aviation, automotive, hunting, hiking and backpacking.

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Foreign Currency Translations -

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in accumulated other comprehensive income in the stockholder’s equity section of the consolidated balance sheets. Transaction gains and losses are included in net income.

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

Accrued Product Costs -

Product Warranties - The majority of the Company’s sales are made under a one-year product warranty. A provision is made at the time of sale for the estimated future warranty costs.

Dealer Premium Coupons - The Company offers a SONAR installation subsidy to qualified boat and motor dealers of its Lowrance product line. At the time of shipment, the Company provides for the estimated cost of this program as a reduction of revenue based on historical coupon return rates. This reserve is analyzed and adjusted no less than quarterly.

Returns and Refurbishments - The Company accepts product returns only on a limited, case-by-case basis. Estimated costs related to refurbishment of approved returns as of the end of each period are accounted for by providing a reserve based on the Company’s historical experience. These reserves are analyzed and adjusted quarterly. Returns are recorded as a reduction of net sales at the time of receipt of the goods.

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

Long-term debt and revolving credit line - The amounts outstanding under the Company’s term loan and revolving credit line bear interest at current floating market rates, thus their carrying amounts approximate fair market value. Interest rates underlying capitalized equipment leases approximate current market rates.

Recently Issued Accounting Standards -

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, Statement No. 143, Accounting for Asset Retirement Obligations, and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during fiscal 2003. The adoption of these statements did not impact the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

Stock Based Compensation -

The Company has a stock based compensation plan which is more fully described in Note 5. The Company accounts for stock options utilizing the intrinsic value method for variable awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. The Company recognized compensation cost of approximately $345,000 in fiscal 2003.

Had the Company recognized compensation expense for these stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	2001	2002	2003
NET INCOME (in thousands):
As reported	$37	$2,389	$4,645
Compensation cost, net of tax	—	—	286
Compensation cost-fair value method, net of tax	(50)	(41)	(43)

Pro forma	(13)	2,348	4,888

EARNINGS PER SHARE:
Basic	$.01	$.63	$1.23
Diluted	.01	.63	1.19
Pro forma-Basic	.00	.62	1.30
Pro forma-Diluted	.00	.62	1.26

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

Taxes -

The Company accounts for income taxes in accordance with Statement No. 109 of the Financial Accounting Standards Board, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined and deferred tax assets or liabilities are computed for those differences that have future tax consequences. The Company provides a valuation allowance on deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized.

(2)	BALANCE SHEET DETAIL

Inventories -

Inventories consist of the following at July 31,

	2002	2003
	(in thousands)
Raw materials	$3,350	$4,290
Work-in-process	2,135	2,608
Finished goods	7,186	9,598
Reserves	(541)	(555)

Total inventories	$12,130	$15,941

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

Property, Plant, and Equipment -

Property, Plant, and Equipment consist of the following at July 31,

	2002	2003
	(in thousands)
Land	$557	$557
Building and improvements	5,305	5,318
Machinery and equipment	28,531	26,580
Office furniture and fixtures	3,760	4,339

	38,153	36,794
Less- accumulated depreciation	31,049	29,201

Net property, plant, & equip.	$7,104	$7,593

Fully depreciated property and equipment with a cost of approximately $21.1 million is still in use as of July 31, 2003.

Property, plant and equipment at July 31 includes the following amounts held in the Company’s manufacturing facility in Mexico:

	2002	2003
	(in thousands)
Land	$—	$—
Building and improvements	1,367	1,311
Machinery and equipment	8,581	8,683
Office furniture and equipment	52	51

	10,000	10,045
Less- accumulated depreciation	6,526	6,936

Net property, plant, & equip.	$3,474	$3,109

The property, plant, and equipment accounts at July 31 include the following amounts for leased property under capitalized leases:

	2002	2003
	(in thousands)
Machinery and equipment	$3,212	$3,982
Less -accumulated depreciation	1,627	1,496

Net property, plant, & equip. under capitalized leases	$1,585	$2,486

Reserves for Doubtful Accounts, Sales Returns and Cash Discounts

Reserves for doubtful accounts, sales returns and cash discounts consist of the following at July 31,

	2002	2003
	(in thousands)
Balance, beginning of period	$718	$787
Charged to expense	291	275
Net write-offs	(222)	(330)

Balance, end of period	$787	$732

Inventory Reserves

Excess, obsolete and realization reserves consist of the following at July 31,

	2002	2003
	(in thousands)
Balance, beginning of period	$1,606	$541
Adjustment to provision	24	215
Inventory dispositions	(1,089)	(201)

Balance, end of period	$541	$555

Product Warranties

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the reporting period.

	2002	2003
	(in thousands)
Balance, beginning of period	$889	$720
Warranty cost incurred	(1,691)	(1,786)
New warranties issued	1,529	2,045
Change in beginning of period estimate	(6)	25

Balance, end of period	$720	$1,004

(3)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line at July 31 are summarized below:

	2002	2003
	(in thousands)
Revolving credit line	$3,932	$4,50
Term loans due in monthly installments of $103,000 plus interest	2,538	1,300
Capitalized equipment lease obligations, payable in monthly installments of approximately $81,000, including interest at rates from 3.9% to 13.5%, with final payments ranging from September 2004 through June 2008	1,530	2,077

	8,000	7,886
Less - current maturities	1,817	2,061

Total long-term debt	$6,183	$5,825

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

The agreement requires, among other things, that the Company maintain a minimum tangible net worth and a minimum fixed charge ratio, limit the ratio of total liabilities to tangible net worth and maintain minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases and prohibits the payment of dividends without the prior written consent of the lender. The Company announced a special dividend of $0.25 per common share on August 15, 2003 to shareholders of record as of August 13, 2003 after obtaining approval from the lender. The declaration of dividends is within the discretion of the Company’s Board of Directors and depends upon, among other things, the Company’s financial results and the favorable tax treatment of dividend payments. Violation of any of the aforementioned provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all covenants at July 31, 2003.

The Company’s indebtedness is collateralized by substantially all of the Company’s assets.

Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

	Years Ended July 31,
	2001	2002	2003
	(dollars in thousands)
Highest amount borrowed	$17,017	$15,802	$14,827
Average amount borrowed	11,818	11,131	9,507
Weighted average interest rate	8.9%	6.5%	4.7%

(4)	LEASES

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

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2003, (in thousands):

Years ending July 31:
2004	1,054
2005	807
2006	390
2007	36
2008	13

Total minimum lease payments	2,300
Less-amounts representing interest	223

Present value of net minimum lease payments	$2,077

Current portion of obligations under capital leases	$921

Long-term portion of obligations under capital leases	$1,156

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

(5)	STOCKHOLDERS’ EQUITY AND RELATED ITEMS

On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue to selected members of management. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights. Depending upon the type of option, the options and stock appreciation rights granted cannot have terms greater than ten years and six months. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company’s common stock at the date of grant. On July 2, 2001, the Company issued 134,453 incentive stock options and 115,547 non-qualified stock options; these same amounts were issued and outstanding as of July 31, 2001. Through July 31, 2003, none of these options have been exercised or canceled, and no shares are exercisable.

On July 31, 2003, there were a total of 134,453 incentive stock options and 115,547 non-qualified stock options outstanding under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Each option may be exercised, in whole or in part, only upon the occurrence of one of the following events: (1) the occurrence of any transaction by which the Chief Executive Officer of the Company sells 100% of the shares he then owns directly, in a private placement or registered public offering or through Rule 144 sales, or (2) the sale by the Company of all or substantially all of the Company’s assets and operations to a third party, or (3) on or after July 24, 2010.

In March 2002, the Board of Directors authorized the purchase of up to $1 million dollars of the Company’s stock. These purchases must comply with Rule 10b-18 of the Securities Exchange Act of 1934. As of July 31, 2003, the Company had purchased 7,600 shares at a cost of $26,000 under this program, which were reflected as treasury stock in the equity section of the fiscal 2002 consolidated balance sheet and were retired during the first quarter of fiscal 2003.

Earnings per Share Calculation

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the Year Ended July 31, 2003,
Basic EPS
Net Income available to common stockholders	$4,645,000	3,761,196	$1.23

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	132,128

Diluted EPS
Net Income available to common stockholders + assumed conversions	$4,645,000	3,893,324	$1.19

For the Year Ended July 31, 2002
Basic EPS
Net Income available to common stockholders	$2,389,000	3,766,888	$.63

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	51,238

Diluted EPS
Net Income available to common stockholders + assumed conversions	$2,389,000	3,818,126	$0.63

For the Year Ended July 31, 2001
Basic EPS
Net Income available to common stockholders	$37,000	3,768,796	$0.01
Effect of Dilutive Securities
2001 Stock Option Plan Options	—	—

Diluted EPS
Net Income available to common stockholders + assumed conversions	$37,000	3,768,796	$0.01

Related Party Disclosures- Darrell J. Lowrance, President and Chief Executive Officer since 1964, owns 50.7% of the Company’s outstanding common stock and is active in the day to day operations of the Company.

(6)	RETIREMENT PLAN

Substantially all Company employees in the United States participate in the Lowrance Savings Plan which requires the Company to contribute 3% of the participants’ qualified earnings to the Plan. Also, each participant may make contributions of qualified earnings into the Plan which will be matched by the Company at 50% for each dollar contributed by the employee, not to exceed 3% of compensation. Contributions made by the Company to the Plan for the years ended July 31, 2001, 2002, and 2003 were approximately $504,000, $433,000 and $541,000, respectively.

(7)	INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended July 31,
	(in thousands)
	2001	2002	2003
Current
U.S.	$32	$8	$878
Foreign	130	203	182

	162	211	1,060

Deferred
U.S.	(100)	1,335	1,157
Foreign	—	—	—

	(100)	1,335	1,157

Total	$62	$1,546	$2,217

Foreign income taxes are based on $.5 million, $.5 million and $.5 million of foreign earnings before income taxes during 2001, 2002 and 2003, respectively.

The provision for income taxes differs from the amount calculated by multiplying income before provision for income taxes by the statutory Federal income tax rate due to the following:

	Years Ended July 31,
	2001	2002	2003
Statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	123.2	5.1	2.5
State income taxes	(11.3)	2.6	.3
Non-deductible life insurance premiums and entertainment expenses	39.4	.8	.7
U. S. tax treatment of foreign operations	(202.2)	(3.8)	(2.3)
Other	79.5	.6	(2.9)

Effective rate	62.6%	39.3%	32.3%

The Company had a net operating loss carryforward of approximately $2,697,000 at July 31, 2002, all of which was utilized during fiscal 2003. Deferred taxes on accumulated other comprehensive income were $20,000 and $171,000 as of July 31, 2003 and 2002, respectively.

The tax effect of temporary differences giving rise to the Company’s consolidated deferred income taxes at July 31 are as follows:

	2002	2003
	(in thousands)
Deferred tax assets -
Reserves for product costs	$311	$410
Reserves for compensation and benefits	464	388
State job tax credit carryforwards	287	287
Accounts receivable reserves	39	45
Other	347	110
Net operating loss carryforward	998	—

Deferred tax assets	2,446	1,240

Deferred tax liabilities -
Depreciation	577	717

Net deferred tax asset	$1,869	$523

The net deferred tax asset is recorded as $1,161,000 in current assets and $708,000 in non-current assets for fiscal 2002 and $894,000 in current assets and $371,000 in non-current liabilities for fiscal 2003.

(8)	OPERATING SEGMENT INFORMATION

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

The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:

	2001	2002	2003
	(in thousands)
Net sales:
Domestic	$58,726	$62,538	$67,960
Foreign	14,693	16,963	20,337

Total	$73,419	$79,501	$88,297

The majority of foreign sales are concentrated in Canada, Australia and Europe.

	2001	2002	2003
	(in thousands)
Net sales(foreign):
Canada	$4,805	$4,701	$5,413
Australia	3,501	4,415	5,552
Other	6,387	7,847	9,372

Total	$14,693	$16,963	$20,337

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

The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company’s overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2003.

(11)	MERGER COSTS

During fiscal 2001, the Company incurred $.4 million in costs associated with its terminated merger with Cobra Electronics, Inc.

(12)	RESTATEMENT

Subsequent to the issuance of the Company’s 2003 consolidated financial statements, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards. The Company has historically accounted for the 250,000 stock option awards under the 2001 Stock Option Plan as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was appropriate under APB No. 25. As a result, the accompanying 2003 consolidated financial statements have been restated from the amounts previously reported. The effect of the error on the Company’s 2001 and 2002 consolidated financial statements was insignificant and has been recognized in the 2003 financial statements. A summary of the significant effects of the restatement is as follows:

	As
	Previously	As
	Reported	Restated
For the year ended July 31, 2003:
Selling and Administrative Expenses	$24,844	$25,189
Operating Income	8,226	7,881
Income Before Income Taxes	7,207	6,862
Net Income	4,931	4,645
Net Earnings Per Share:
Basic	$1.31	$1.23
Diluted	$1.27	$1.19
As of July 31, 2003:
Stockholders’ Equity	$19,549	$19,608

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.

DATE: June 15, 2004	BY:/s/Darrell J. Lowrance
Darrell J. Lowrance,
President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
Darrell J. Lowrance	President and Chief Executive	June 15, 2004
Officer, and Director
(Principal Executive Officer)

/s/ Douglas J. Townsdin
Douglas J. Townsdin	Vice President of Finance and	June 15, 2004
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ George W. Jones George W. Jones	Director	June 15, 2004

/s/ Jason C. Sauey Jason C. Sauey	Director	June 15, 2004

/s/ M. Wayne Williams M. Wayne Williams	Director	June 15, 2004