Form 10-Q/A
period 2003-10-31
LOWRANCE ELECTRONICS INC
filed 2004-06-15
CIK 804073

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

YES   ☐     NO  ☒

At October 31, 2003, there were 3,761,196 shares of Registrant’s $0.10 par value Common Stock outstanding.

We are filing this amendment No. 1 to Form 10-Q to reflect the restatement of our financial statements for the three month periods ended October 31, 2003 and 2002. See Note 7 to the Condensed Consolidated Financial Statements for specific information related to the restatement.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q/A

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	Oct. 31,	Oct. 31,	July 31,
	2003	2002	2003
	(As Restated, See Note 7)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,010	$634	$1,206
Trade accounts receivable, less allowances	6,284	4,966	8,431
Inventories	17,392	14,859	15,941
Current deferred income taxes	835	1,006	894
Prepaid expenses	2,659	1,115	1,290

Total current assets	28,180	22,580	27,762
PROPERTY, PLANT, AND EQUIPMENT, net	8,146	7,133	7,593
OTHER ASSETS	62	49	62
DEFERRED INCOME TAXES	—	1,765	—

TOTAL ASSETS	$36,388	$31,527	$35,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,012	$1,780	$2,061
Accounts payable	4,859	4,049	2,951
Accrued liabilities:
Compensation and benefits	2,180	2,360	2,704
Product costs	983	808	1,004
Other	1,773	841	893

Total current liabilities	11,807	9,838	9,613
LONG-TERM DEBT, less current maturities	6,824	8,720	5,825
DEFERRED INCOME TAXES	343	—	371
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized; 3,761,196 shares issued and outstanding	377	377	377
Paid-in capital	8,238	7,122	7,418
Retained earnings	8,669	5,728	11,846
Accumulated other comprehensive income (loss)	130	(258)	(33)

Total stockholders’ equity	17,414	12,969	19,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,388	$31,527	$35,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	Oct. 31,	Oct. 31,
	2003	2002
	(As Restated, see Note 7)
NET SALES	$14,036	$11,155
COST OF SALES	8,984	7,032

Gross profit	5,052	4,123
OPERATING EXPENSES:
Selling and administrative	6,652	5,209
Research and development	1,230	1,050

Total operating expenses	7,882	6,259

Operating loss	(2,830)	(2,136)

OTHER EXPENSES:
Interest expense	206	201
Other, net	137	36

Total other expenses	343	237

LOSS BEFORE INCOME TAXES	(3,173)	(2,373)
BENEFIT FOR INCOME TAXES	(936)	(900)

NET LOSS	$(2,237)	$(1,473)

NET LOSS PER COMMON SHARE:
Basic	$(0.59)	$(0.39)

Diluted	$(0.59)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,761	3,761

Diluted	3,761	3,761

DIVIDENDS	$940	$—

OTHER COMPREHENSIVE LOSS NET OF TAX:
NET LOSS	$(2,237)	$(1,473)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	163	34

COMPREHENSIVE LOSS	$(2,074)	$(1,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	Oct. 31	Oct. 31
	2003	2002
	(As Restated, See Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,237)	$(1,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	633	595
Gain on sale of fixed assets	(4)	—
Deferred income taxes	30	(902)
Stock option plan expense	821	49
Changes in operating assets and liabilities:
(Increase)decrease in trade accounts receivable	2,147	2,729
(Increase)decrease in inventories	(1,451)	(2,729)
(Increase)decrease in prepaids and other assets	(1,369)	(103)
Increase (decrease) in accounts payable and accrued liabilities	2,243	(345)

Net cash provided by (used in) operating activities	813	(2,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(374)	(498)
Proceeds from sale of property, plant and equipment	4	—

Net cash used in investing activities	(370)	(498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	16,114	16,252
Repayments of borrowings under line of credit	(15,477)	(13,414)
Dividend payment	(940)	—
Principal payments on term loan and capital lease obligations	(499)	(464)

Net cash provided by (used in) financing activities	(802)	2,374
Effect of exchange rate changes on cash	163	34

Net decrease in cash and cash equivalents	(196)	(269)
CASH AND CASH EQUIVALENTS - beginning of period	1,206	903

CASH AND CASH EQUIVALENTS - end of period	$1,010	$634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$206	$201
Income taxes	6	9
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$812	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED OCTOBER 31, 2003 AND 2002 (UNAUDITED)

(1)	BASIS OF PRESENTATION

The financial statements subsequent to July 31, 2003 and with respect to the interim three month periods ended October 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2003, are the same as those outlined in the Annual Report on Form 10-K/A filed relative to the year ended July 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2003 filed with the Securities and Exchange Commission on Form 10-K/A.

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

Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-based Compensation, the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	October 31,
	2002	2003
(in thousands, except per share data)
Net Loss	$(1,473)	$(2,237)
Net Of Tax Compensation Cost	41	680
Net Of Tax Compensation Cost – Fair Value Method	(14)	(14)
Pro Forma Net Loss	(1,446)	(1,571)
Loss Per Share:
Basic	(0.39)	(0.59)
Diluted	(0.39)	(0.59)
Pro Forma – Basic	(0.38)	(0.42)
Pro Forma – Diluted	(0.38)	(0.42)

(2)	INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	Oct. 31,	Oct. 31,	July 31,
	2003	2002	2003
	(in thousands)
Raw materials	$6,045	$4,105	$4,290
Work-in-process	4,036	2,838	2,608
Finished goods	8,128	8,602	9,598
Reserves	(817)	(687)	(555)

Total inventories	$17,392	$14,859	$15,941

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

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the three-month reporting period.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2003	2002
	(in thousands)
Beginning balance	$1,004	$720
Warranty cost incurred	(580)	(480)
New warranties issued	550	523
Change in beginning of period estimate	9	45

Ending balance	$983	$808

(4)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

	Oct. 31,	Oct. 31,	July 31,
	2003	2002	2003
		(in thousands)
Revolving credit line	$5,146	$6,770	$4,509
Term loan	990	2,228	1,300
Capitalized equipment lease obligations, payable in monthly installments of approximately $126,000 including interest at rates from 3.9% to 10.0%, with final payments ranging from September 2004 through June 2008	2,700	1,502	2,077

	8,836	10,500	7,886
Less - current maturities	2,012	1,780	2,061

Total long-term debt	$6,824	$8,720	$5,825

At October 31, 2003, the Company’s financing facility consisted of $7.4 million in term loans and a $26.5 million revolving credit line. At October 31, 2003 the term loans had a remaining balance of $990,000. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .5%, which was 4.5% as of October 31, 2003. The Company had $3.6 million available under the revolving credit line at October 31, 2003.

The Company was in compliance with all debt covenants at October 31, 2003.

The terms of the foregoing agreement include a commitment fee of .25% based on the unused portion of the revolving credit line in lieu of compensating balances.

The Company’s indebtedness is collateralized by substantially all of the Company’s assets.

(5)	OPERATING SEGMENT INFORMATION

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

Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K. There are no significant long-lived assets in any foreign country other than Mexico.

(6)	EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended October 31, 2003
Basic EPS
Net Income (loss) available to common stockholders	$(2,237,000)	3,761,196	$(0.59)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income(loss) available to common stockholders + assumed conversions	$(2,237,000)	3,761,196	$(0.59)

For the three months ended October 31, 2002
Basic EPS
Net Income(loss) available to common stockholders	$(1,473,000)	3,761,196	$(0.39)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income(loss) available to common stockholders + assumed conversions	$(1,473,000)	3,761,196	$(0.39)

(a)	The 2001 Stock Option Plan options are not included as they are anti-dilutive.

(7)	RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended October 31, 2003, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards. The Company has historically accounted for the 250,000 stock option awards under the 2001 Stock Option Plan as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was appropriate under Accounting Principles Board Opinion No 25. As a result, the accompanying condensed consolidated financial statements for the three months ended October 31, 2002 and 2003 have been restated. A summary of the significant effects of the restatement is as follows:

	October 31, 2002		October 31, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
For the three months ended:
Selling and Administrative Expenses	$5,160	$5,209	$5,831	$6,652
Operating Loss	(2,087)	(2,136)	(2,009)	(2,830)
Loss Before Income Taxes	(2,324)	(2,373)	(2,352)	(3,173)
Net Loss	(1,432)	(1,473)	(1,557)	(2,237)
Net Loss Per Share:
Basic	$(0.38)	$(0.39)	$(0.41)	$(0.59)
Diluted	$(0.38)	$(0.39)	$(0.41)	$(0.59)
As of October 31:
Stockholders’ Equity	$12,961	$12,969	$17,215	$17,414

(8)	SUBSEQUENT EVENT – ADOPTION OF SFAS No. 123

In May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended July 31, 2004, effective August 1, 2003. Financial statements for the interim periods in fiscal 2004 that are reissued for comparative purposes will be restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s restated financial statements as of and for the three months ended October 31, 2003.

		Upon
	As	Adoption
	Currently	of SFAS
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$6,652	$5,848
Operating Loss	(2,830)	(2,026)
Loss Before Income Taxes	(3,173)	(2,369)
Net Loss	(2,237)	(1,571)
Net Loss Per Share:
Basic	$(0.59)	$(0.42)
Diluted	$(0.59)	$(0.42)
As of October 31:
Stockholders’ Equity	$17,414	$17,242

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 7 to the condensed consolidated financial statements, the Company’s financial statements for the three months ended October 31, 2002 and 2003 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Results of Operations – Three Months Ended October 31, 2003

Sales and Margin

Total net sales increased by $2.9 million, or 25.8%, for the three months ended October 31, 2003, as compared to the same period last year, on a 29.4% increase in unit sales. This year over year increase in sales is due primarily to the new products introduced during the second, third and fourth quarters of fiscal 2003.

The gross profit margin increased by $929,000, or 22.5%, for the three months ended October 31, 2003 as compared to the same period last year. The gross margin percentage decreased to 36.0% as compared to 37.0% last year as a result of a significant increase in year over year sales attributable to the Company’s new high volume, lower margin, $79 price point unit, introduced during the second quarter of fiscal 2003.

Operating Expenses and Income

Operating expenses increased by $1.6 million, or 25.9%, during the three months ended October 31, 2003 compared to the same period last year. Operating expenses as a percentage of sales increased to 56.2% from 56.1% during the three months ended October 31, 2003 and 2002, respectively.

During the three months ended October 31, 2003, selling and administrative expense increased by $1.4 million, or 27.7%, over the previous year due to increased year over year sales, increased selling, advertising and marketing efforts focused on the new products and increased compensation expense relative to the stock option awards granted under the 2001 Stock Option Plan.

Research and development expense increased by $180,000 for the first three months of fiscal 2003 as compared to fiscal 2002 due primarily to staffing increases. As of October 31, 2003, the Company had eight additional personnel as compared to the same period last year.

The operating loss increased by $694,000, or 32.5%, for the three months ended October 31, 2003 as compared to the same period last year.

Interest Expense

Interest expense for the three months ended October 31, 2003 was flat compared to the previous year and decreased as a percentage of sales to 1.5% from 1.8% year over year. For the three months ended October 31, 2003 as compared to prior year, the Company carried, on average, $1.3 million in lower overall debt balances. Capital equipment leases carrying higher interest rates comprised 28.8% of total average debt for the period as compared to 16.8% last year. Interest on additional capital equipment purchases offset year over year interest rate decreases in the prime rate and the effect of the lower overall average debt balance. The interest rate on the Company’s primary financing facility was 4.5% for the three months ended October 31, 2003 as compared to 5.25% for the same period last year. The prime rate was 4.0% and 4.75% for the three months ended October 31, 2003 and 2002, respectively.

Income Taxes

The effective tax rates were 29.5% and 37.9%, respectively, for the three months ended October 31, 2003 and 2002. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to our consolidated income and increased non-deductible stock compensation in the three months ended October 31, 2003.

Net Loss

The net loss for the three months ended October 31, 2003 and 2002 was $2.2 million and $1.5 million, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operating activities, a $26.5 million revolving credit line and lease financing. The revolving credit line includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At October 31, 2003, the Company had $3.6 million available under the revolving credit line.

The Company has an overall $33.9 million financing facility consisting of the revolving credit line discussed above and $7.4 million in term loans. At October 31, 2003, the term loans had a remaining balance of $990,000 with required monthly payments of $103,000 plus interest.

The Company was in compliance with all loan covenants at October 31, 2003.

Cash flows from operating activities were $813,000 for the three months ended October 31, 2003 as compared to cash flows used in operating activities of $2.2 million for the same period last year. Operating cash flows were utilized to fund capital expenditures of $374,000 and pay cash dividends of $940,000 to shareholders. An additional $812,000 in capital expenditures was funded by capital lease borrowings.

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

Subsequent Event – Adoption of SFAS No. 123

As discussed in Note 8 to the condensed consolidated financial statements, in May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended July 31, 2004, effective August 1, 2003. Financial statements for the interim periods in fiscal 2004 that are reissued for comparative purposes will be restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s restated financial statements as of and for the three months ended October 31, 2003.

		Upon
	As	Adoption
	Currently	of SFAS
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$6,652	$5,848
Operating Loss	(2,830)	(2,026)
Loss Before Income Taxes	(3,173)	(2,369)
Net Loss	(2,237)	(1,571)
Net Loss Per Share:
Basic	$(0.59)	$(0.42)
Diluted	$(0.59)	$(0.42)
As of October 31:
Stockholders’ Equity	$17,414	$17,242

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the company in forward-looking statements:

•	Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which the Company operates, one or more key factors discussed in “Part I, Item 1. Business” of the Company’s most recent Form 10-K/A could have an adverse effect on expected results for fiscal 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See Note 4 to the condensed consolidated financial statements for details on the Company’s long-term debt. A .5% increase in the prime rate for the three months ended October 31, 2003 would have had a negative after-tax impact on earnings of approximately $18,000.

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

Item 4. CONTROLS AND PROCEDURES

The Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the quarter ended October 31, 2003, including the process that was undertaken to ensure that all material adjustments necessary to correct previously issued financial statements were recorded. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

               Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

3.2	By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company’s 2003 Report on Form 10-K, which is incorporated herein by reference thereto.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.2	Lowrance Retirement Plan and Trust previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.3	Form of Distributor Agreements previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., previously filed as Exhibit 10.13 to the Company’s 1994 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit 10.18 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) previously filed as Exhibit 10.19 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.20 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.21 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.22 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut

Capital Corporation), previously filed as Exhibit 10.30 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K, previously filed as Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K, previously filed as Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K, previously filed as Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K, previously filed as Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.38	Amended and Restated 2001 Stock Option Plan of the Company, previously filed as Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.39	Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, previously filed as Exhibit 10.39 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.40	Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated July 18, 2003, previously filed as Exhibit 10.40 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.41	Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated July 18, 2003, previously filed as Exhibit 10.41 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.42	Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated July 18, 2003, previously filed as Exhibit 10.42 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.43	Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated July 18, 2003, previously filed as Exhibit 10.43 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.44	Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated July 18, 2003, previously filed as Exhibit 10.44 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, previously filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2001, which is incorporated herein by reference thereto.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company’s 2002 Quarterly Report on Form 10-Q dated January 31, 2002, which is incorporated herein by reference thereto.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.47 to the Company’s 2003 Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, previously filed as Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

14.0	Code of Ethics, previously filed as Exhibit 14.0 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

22.13	Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b)	Reports on Form 8-K:

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

LOWRANCE ELECTRONICS, INC.
DATE: June 15, 2004	BY: /s/ Darrell J. Lowrance Darrell J. Lowrance, President and Chief Executive Officer (Principal Executive Officer)
DATE: June 15, 2004	BY: /s/ Douglas J. Townsdin Douglas J. Townsdin Vice President of Finance and Chief Financial Officer (Principal Financial Officer)