Form 10-Q/A
period 2004-01-31
LOWRANCE ELECTRONICS INC
filed 2004-06-15
CIK 804073

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

We are filing this amendment No. 1 to Form 10-Q to reflect the restatement of our financial statements for the three and six month periods ended January 31, 2004 and 2003. See Note 7 to the Condensed Consolidated Financial Statements for specific information related to the restatement.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q/A

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

ASSETS

	January 31,	January 31,	July 31,
	2004	2003	2003
	(As Restated, See Note 7)
CURRENT ASSETS:
Cash and cash equivalents	$813	$705	$1,206
Accounts receivable, less allowances	15,582	14,350	8,431
Inventories	26,195	18,715	15,941
Current deferred income taxes	1,642	973	894
Prepaid expenses	1,456	1,134	1,290

Total current assets	45,688	35,877	27,762
PROPERTY, PLANT, AND EQUIPMENT, net	8,380	7,444	7,593
OTHER ASSETS	64	49	62
DEFERRED INCOME TAXES	—	1,468	—

TOTAL ASSETS	$54,132	$44,838	$35,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,831	$1,909	$2,061
Accounts payable	10,926	8,572	2,951
Accrued liabilities:
Compensation and benefits	2,463	2,441	2,704
Product costs	2,198	779	1,004
Other	1,436	1,257	893

Total current liabilities	18,854	14,958	9,613
LONG-TERM DEBT, less current maturities	15,650	16,215	5,825
DEFERRED INCOME TAXES	515	—	371
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares issued and outstanding	377	377	377
Paid-in capital	8,341	7,234	7,418
Retained earnings	10,207	6,255	11,846
Accumulated other comprehensive income (loss)	188	(201)	(33)

Total stockholders’ equity	19,113	13,665	19,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,132	$44,838	$35,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003
	(As Restated, See Note 7)
NET SALES	$24,468	$21,514	$38,504	$32,669
COST OF SALES	14,405	13,785	23,389	20,817

Gross profit	10,063	7,729	15,115	11,852

OPERATING EXPENSES:
Selling and administrative	6,309	5,578	12,961	10,787
Research and development	1,214	961	2,444	2,011

Total operating expenses	7,523	6,539	15,405	12,798

Operating income (loss)	2,540	1,190	(290)	(946)

OTHER EXPENSES:
Interest expense	165	319	371	520
Other, net	25	(28)	162	8

Total other expenses	190	291	533	528

INCOME (LOSS) BEFORE INCOME TAXES	2,350	899	(823)	(1,474)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	812	372	(124)	(528)

NET INCOME (LOSS)	$1,538	$527	$(699)	$(946)

NET INCOME (LOSS) PER SHARE
BASIC	$0.41	$0.14	$(0.19)	$(0.25)

DILUTED	$0.39	$0.14	$(0.19)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,761	3,761	3,761	3,761

DILUTED	3,978	3,885	3,761	3,761

DIVIDENDS	$940	NONE	$940	NONE

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
NET INCOME (LOSS)	$1,538	$527	$(699)	$(946)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	58	57	221	91

COMPREHENSIVE INCOME (LOSS)	$1,596	$584	$(478)	$(855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	January 31,	January 31,
	2004	2003
	(As Restated, See Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(699)	$(946)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,271	1,119
Gain on retirement of fixed assets	(4)	(21)
Deferred income taxes	(605)	(572)
Stock option plan expense	924	161
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(7,151)	(6,655)
(Increase) decrease in inventories	(10,254)	(6,585)
(Increase) decrease in prepaids and other assets	(168)	(122)
Increase (decrease) in accounts payable and accrued liabilities	9,471	4,646

Net cash used in operating activities	(7,215)	(8,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,026)	(967)
Proceeds from sales of property, plant and equipment	4	21

Net cash used in investing activities	(1,022)	(946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	40,113	35,417
Repayments of borrowings under line of credit	(30,275)	(24,856)
Dividend payment	(940)	—
Principal payments on term loan and capital lease obligations	(1,275)	(929)

Net cash provided by financing activities	7,623	9,632
Effect of exchange rate changes on cash	221	91

Net decrease in cash and cash equivalents	(393)	(198)
CASH AND CASH EQUIVALENTS - beginning of period	1,206	903

CASH AND CASH EQUIVALENTS - end of period	$813	$705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$371	$520
Income taxes	12	9
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$1,032	$492

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

Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-based Compensation, the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Period Ended		Period Ended
	January 31, 2003		January 31, 2004
(in thousands, except per share data)	3 Months	6 Months	3 Months	6 Months
Net Income (Loss)	$527	$(946)	$1,538	$(699)
Net Of Tax Compensation Cost	93	134	85	765
Net Of Tax Compensation Cost – Fair Value Method	(14)	(28)	(14)	(28)
Pro Forma Net Income (Loss)	606	(840)	1,609	38
Earnings (Loss) Per Share:
Basic	0.14	(0.25)	0.41	(0.19)
Diluted	0.14	(0.25)	0.39	(0.19)
Pro Forma – Basic	0.16	(0.22)	0.43	0.01
Pro Forma – Diluted	0.16	(0.22)	0.40	0.01

(2) BALANCE SHEET DETAIL

Inventories - Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	Jan. 31,	Jan. 31,	July 31,
	2004	2003	2003
		(in thousands)
Raw materials	$10,398	$6,661	$4,290
Work-in-process	6,888	4,396	2,608
Finished goods	10,103	8,442	9,598
Reserves	(1,194)	(784)	(555)

Total inventories	$26,195	$18,715	$15,941

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

	Six Months Ended
	Jan. 31,	Jan. 31,
	2004	2003
	(in thousands)
Beginning balance	$1,004	$720
Warranty cost incurred	(1,054)	(897)
New warranties issued	1,065	901
Change in beginning of period estimate	24	55

Ending balance	$1,039	$779

(4) LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

	Jan. 31,	Jan. 31,	July 31,
	2004	2003	2003
		(in thousands)
Revolving credit line	$14,347	$14,493	$4,509
Term loan	680	1,942	1,300
Capitalized equipment lease obligations (net), payable in monthly installments of approximately $135,000 including interest at rates from 3.9% to 8.1%, with final payments ranging from March 2004 through June 2008	2,454	1,689	2,077

	17,481	18,124	7,886
Less - current maturities	1,831	1,909	2,061

Total long-term debt	$15,650	$16,215	$5,825

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

(6) EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended January 31, 2004
Basic EPS
Net Income available to common stockholders	$1,538,000	3,761,196	$0.41

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	217,239

Diluted EPS
Net Income available to common stockholders + assumed conversions	$1,538,000	3,978,435	$0.39

For the three months ended January 31, 2003
Basic EPS
Net Income available to common stockholders	$527,000	3,761,196	$0.14

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	124,123

Diluted EPS
Net Income available to common stockholders + assumed conversions	$527,000	3,885,319	$0.14

For the six months ended January 31, 2004
Basic EPS
Net Income (Loss) available to common stockholders	$(699,000)	3,761,196	$(0.19)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income (Loss) available to common stockholders + assumed conversions	$(699,000)	3,761,196	$(0.19)

For the six months ended January 31, 2003
Basic EPS
Net Income (Loss) available to common stockholders	$(946,000)	3,761,196	$(0.25)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income (Loss) available to common stockholders + assumed conversions	$(946,000)	3,761,196	$(0.25)

(a)	The effect of the 2001 Stock Option Plan options are not included as they are anti-dilutive.

(7) RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months and six months ended January 31, 2004, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards. The Company has historically accounted for the 250,000 stock option awards under the 2001 Stock Option Plan as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was appropriate under Accounting Principles Board Opinion No. 25. As a result, the accompanying condensed consolidated financial statements for the three and six months ended January 31, 2003 and 2004 have been restated. A summary of the significant effects of the restatement is as follows:

	January 31, 2003		January 31, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
For the three months ended:
Selling and Administrative Expenses	$5,466	$5,578	$6,206	$6,309
Operating Income	1,302	1,190	2,643	2,540
Income Before Income Taxes	1,011	899	2,453	2,350
Net Income	620	527	1,623	1,538
Net Earnings Per Share:
Basic	$0.16	$0.14	$0.43	$0.41
Diluted	$0.16	$0.14	$0.41	$0.39
For the six months ended:
Selling and Administrative Expenses	$10,626	$10,787	$12,037	$12,961
Operating Income (Loss)	(785)	(946)	634	(290)
Income (Loss) Before Income Taxes	(1,313)	(1,474)	101	(823)
Net Income (Loss)	(812)	(946)	66	(699)
Net Earnings (Loss) Per Share:
Basic	$(0.22)	$(0.25)	$0.02	$(0.19)
Diluted	$(0.22)	$(0.25)	$0.02	$(0.19)
As of January 31:
Stockholders’ Equity	$13,638	$13,665	$18,896	$19,113

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

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s restated financial statements as of and for the three and six months ended January 31, 2004.

		Upon
	As	Adoption of
	Currently	SFAS
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$6,309	$6,223
Operating Income	2,540	2,626
Income Before Income Taxes	2,350	2,436
Net Income	1,538	1,609
Net Income Per Share:
Basic	$0.41	$0.43
Diluted	$0.39	$0.40
For the six months ended:
Selling and Administrative Expenses	$12,961	$12,071
Operating Income (Loss)	(290)	600
Income (Loss) Before Income Taxes	(823)	67
Net Income (Loss)	(699)	38
Net Income (Loss) Per Share:
Basic	$(0.19)	$0.01
Diluted	$(0.19)	$0.01
As of January 31:
Stockholders’ Equity	$19,113	$18,926

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of the Company’s critical accounting policies and an understanding of the significant factors that have influenced the Company’s performance during the three and six months ended January 31, 2004 and 2003, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q/A, as well as our Annual Report on Form 10-K/A for the year ended July 31, 2003.

As discussed in Note 7 to the condensed consolidated financial statements, the Company’s financial statements for the three months and six months ended January 31, 2003 and 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

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

We market our products to our customers (dealers, distributors, mass merchants, and original equipment manufacturers) who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal with the lowest sales occurring in the first quarter (Aug.–Oct.) and the highest sales occurring in the third quarter (Feb.-Apr.). The Company focuses on developing product lines that address most major price points in the market place in order to provide a high range of features to the consumers. We have increased the number of new products that we have introduced in each of the last three fiscal years, including the current fiscal year. For the fiscal year 2004, we have announced over 30 new products. The introduction of new products has resulted in the increase in sales and gross margin discussed below in both the three month and six month periods.

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

Executive Summary

During the quarter and six months ended January 31, 2004, we noted:

-	Sales for the quarter were $24,468,000, a 13.7% increase from the same period last year. Sales for the six months were $38,504,000, a 17.9% increase from the same period last year.

-	Fully diluted net income per share for the quarter was $0.39, as compared to $0.14 for the same period last year. Fully diluted net loss per share for the six months was ($0.19) as compared to a loss of ($0.25) for the same period last year.

-	Gross profit margin increased by $2.3 million for the quarter as compared to the same period last year, and gross profit margin increased by $3.3 million for the six months as compared to the same period last year.

-	As part of an on-going commitment to develop new technology and improve existing technology, there was an average of eight additional research and development personnel for the quarter and the six months as compared to the average for the same periods last year.

Three Months Ended January 31, 2004

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended January 31, 2004 and 2003:

	Three Months Ended		Increase / (Decrease)
	January 31		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$24,468	$21,514	$2,954	13.7%
Gross Profit	10,063	7,729	2,334	30.2%
Selling and Administrative Expenses	6,309	5,578	731	13.1%
Research and Development Expenses	1,214	961	253	26.3%
Operating Income	2,540	1,190	1,350	113.4%
Interest Expense	165	319	(154)	(48.3%)
Pretax Income	2,350	899	1,451	161.4%
Net Income	$1,538	$527	$1,011	191.8%

Expressed as a percent of net sales:

	2004	2003	%
Gross Profit	41.1%	35.9%	5.2%
Selling and Administrative Expenses	25.8%	25.9%	(0.1%)
Research and Development Expenses	5.0%	4.5%	0.5%
Operating Income	10.4%	5.5%	4.9%
Interest Expense	0.7%	1.5%	(0.8%)
Pretax Income	9.6%	4.2%	5.4%
Net Income	6.3%	2.4%	3.9%

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

Operating Expenses and Income

Operating expenses increased by $984,000, or 15.0%, during the three months ended January 31, 2004 compared to the same period last year. Operating expenses as a percentage of sales was 30.8% for the three months ended January 31, 2004 as compared to 30.4% for the previous year.

During the three months ended January 31, 2004, selling and administrative expenses increased by $731,000, or 13.1%, over the previous year due to variable selling costs which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products.

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

Income Taxes

The effective tax rates were 34.6% and 41.4%, respectively, for the three months ended January 31, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to the consolidated income of the Company.

Six Months Ended January 31, 2004

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended January 31, 2004 and 2003:

	Six Months Ended		Increase / (Decrease)
	January 31,		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$38,504	$32,669	$5,835	17.9%
Gross Profit	15,115	11,852	3,263	27.5%
Selling and Administrative Expenses	12,961	10,787	2,174	20.2%
Research and Development Expenses	2,444	2,011	433	21.5%
Operating Income (Loss)	(290)	(946)	656	69.3%
Interest Expense	371	520	(149)	(28.7%)
Pretax Income (Loss)	(823)	(1,474)	651	44.2%
Net Income (Loss)	$(699)	$(946)	$247	26.1%

	Six Months Ended		Increase / (Decrease)
	January 31,		From 2003
	2004	2003	%
Expressed as a percent of net sales:
Gross Profit	39.3%	36.3%	3.0%
Selling and Administrative Expenses	33.7%	33.0%	0.7
Research and Development Expenses	6.3%	6.2%	0.1%
Operating Income (Loss)	(0.8%)	(2.9%)	2.1%
Interest Expense	1.0%	1.6%	(0.6%)
Pretax Income (Loss)	(2.1%)	(4.5%)	2.4%
Net Income (Loss)	(1.8%)	(2.9%)	1.1%

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

Operating Expenses and Income

Operating expenses increased by $2.6 million, or 20.4%, during the six months ended January 31, 2004 compared to the same period last year. Operating expenses as a percentage of sales increased to 40.0% from 39.2% during the six months ended January 31, 2004 and 2003, respectively.

During the six months ended January 31, 2004, selling and administrative expenses increased by $2.2 million, or 20.2%, over the previous year due to variable selling costs which increased as a result of increased sales, increased selling, advertising and marketing efforts focused on new products and increased compensation expense relative to the stock option awards granted under the 2001 Stock Option Plan.

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

Income Taxes

The effective tax rates were 15.1% and 35.8%, respectively, for the six months ended January 31, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to the consolidated income of the Company and increased non-deductible stock compensation in the six months ended January 31, 2004.

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

Cash flows used in operating activities were $7.2 million for the six months ended January 31, 2004 as compared to $9.0 million for the same period last year. The decrease was due to higher net income and increased accounts payable levels during the first six months of fiscal 2004 as compared to the same period last year. Operating cash flows were utilized to fund capital expenditures of $1.1 million. An additional $1.0 in capital expenditures was funded by capital lease borrowings.

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

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s restated financial statements as of and for the three month and six months ended January 31, 2004.

		Upon
	As	Adoption of
	Currently	SFAS
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$6,309	$6,223
Operating Income	2,540	2,626
Income Before Income Taxes	2,350	2,436
Net Income	1,538	1,609
Net Income Per Share:
Basic	$0.41	$0.43
Diluted	$0.39	$0.40
For the six months ended:
Selling and Administrative Expenses	$12,961	$12,071
Operating Income (Loss)	(290)	600
Income (Loss) Before Income Taxes	(823)	67
Net Income (Loss)	(699)	38
Net Income (Loss) Per Share:
Basic	$(0.19)	$0.01
Diluted	$(0.19)	$0.01
As of January 31:
Stockholders’ Equity	$19,113	$18,926

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

Item 4. CONTROLS AND PROCEDURES

The Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the quarter ended January 31, 2004, including the process that was undertaken to ensure that all material adjustments necessary to correct previously issued financial statements were recorded. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

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