Form 10-Q/A
period 2004-04-30
LOWRANCE ELECTRONICS INC
filed 2004-06-15
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES (X)            NO (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES (   )         NO (X)

At April 30, 2004, there were 3,761,196 shares of Registrant’s $0.10 par value Common Stock outstanding.

We are filing this amendment No. 1 to Form 10-Q to reflect the restatement of our financial statements for the three and nine month periods ended April 30, 2004 and 2003. See Note 8 to the Condensed Consolidated Financial Statements for specific information related to the restatement.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q/A

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	April 30,	April 30,	July 31,
	2004	2003	2003
	(As Restated, See Note 8)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,193	$986	$1,206
Accounts receivable, less allowances	21,554	16,352	8,431
Inventories	22,967	20,128	15,941
Current deferred income taxes	1,789	1,139	894
Prepaid expenses	1,360	1,030	1,290

Total current assets	48,863	39,635	27,762
PROPERTY, PLANT, AND EQUIPMENT, net	9,745	7,104	7,593
OTHER ASSETS	64	49	62

TOTAL ASSETS	$58,672	$46,788	$35,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,842	$1,846	$2,061
Accounts payable	8,586	6,243	2,951
Accrued liabilities:
Compensation and benefits	2,988	2,240	2,704
Product costs	2,291	1,240	1,004
Accrued taxes	2,312	812	—
Other	1,181	1,707	893

Total current liabilities	19,200	14,088	9,613
LONG-TERM DEBT, less current maturities	12,965	14,282	5,825
DEFERRED INCOME TAXES	741	215	371
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares issued and outstanding.	377	377	377
Paid-in capital	8,543	7,301	7,418
Retained earnings	16,724	10,607	11,846
Accumulated other comprehensive income (loss)	122	(82)	(33)

Total stockholders’ equity	25,766	18,203	19,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,672	$46,788	$35,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2004	2003	2004	2003
	(As Restated, See Note 8)
NET SALES	$46,296	$32,414	$84,800	$65,083
COST OF SALES	25,640	16,296	49,029	37,113

Gross profit	20,656	16,118	35,771	27,970
OPERATING EXPENSES:
Selling and administrative	9,391	7,879	22,352	18,666
Research and development	1,316	1,014	3,760	3,025

Total operating expenses	10,707	8,893	26,112	21,691

Operating income	9,949	7,225	9,659	6,279

OTHER EXPENSES:
Interest expense	187	237	558	757
Other, net	48	15	210	23

Total other expenses	235	252	768	780

INCOME BEFORE INCOME TAXES	9,714	6,973	8,891	5,499
PROVISION FOR INCOME TAXES	3,197	2,621	3,073	2,093

NET INCOME	$6,517	$4,352	$5,818	$3,406

NET INCOME PER SHARE
BASIC	$1.73	$1.16	$1.55	$.91

DILUTED	$1.64	$1.12	$1.46	$.88

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,761	3,761	3,761	3,761

DILUTED	3,982	3,902	3,975	3,879

DIVIDENDS	NONE	NONE	$940	NONE

OTHER COMPREHENSIVE INCOME NET OF TAX:
NET INCOME	$6,517	$4,352	$5,818	$3,406
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(66)	119	155	210

COMPREHENSIVE INCOME	$6,451	$4,471	$5,973	$3,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	April 30,	April 30,
	2004	2003
	(As Restated, See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,818	$3,406
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,930	1,709
Gain on retirement of fixed assets	(4)	(21)
Deferred income taxes	(526)	945
Stock option plan expense	1,126	228
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(13,123)	(8,657)
(Increase) decrease in inventories	(7,026)	(7,998)
(Increase) decrease in prepaids and other assets	(72)	(18)
Increase (decrease) in accounts payable and accrued liabilities	9,806	3,839

Net cash used in operating activities	(2,071)	(6,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,857)	(1,217)
Proceeds from sales of property, plant and equipment	4	21

Net cash used in investing activities	(2,853)	(1,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	75,686	62,828
Repayments of borrowings under line of credit	(68,211)	(53,759)
Dividend payment	(940)	—
Principal payments on term loans and capital lease obligations	(1,779)	(1,433)

Net cash provided by financing activities	4,756	7,636
Effect of exchange rate changes on cash	155	210

Net increase (decrease) in cash and cash equivalents	(13)	83
CASH AND CASH EQUIVALENTS — beginning of period	1,206	903

CASH AND CASH EQUIVALENTS — end of period	$1,193	$986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$527	$705
Income taxes	566	400
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$1,225	$492

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

Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-based Compensation, the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Period Ended April 30,		Period Ended April 30,
	2003		2004
(in thousands, except per share data)	3 Months	9 Months	3 Months	9 Months
Net Income	$4,352	$3,406	$6,517	$5,818
Net Of Tax Compensation Cost	55	189	168	933
Net Of Tax Compensation Cost — Fair Value Method	(14)	(41)	(14)	(41)
Pro Forma Net Income	4,393	3,554	6,671	6,710
Earnings Per Share:
Basic	1.16	0.91	1.73	1.55
Diluted	1.12	0.88	1.64	1.46
Pro Forma — Basic	1.17	0.94	1.77	1.78
Pro Forma — Diluted	1.13	0.92	1.68	1.69

(2)	BALANCE SHEET DETAIL

Inventories -

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	April 30,	April 30,	July 31,
	2004	2003	2003
		(in thousands)
Raw materials	$5,980	$5,074	$4,290
Work-in-process	4,439	2,898	2,608
Finished goods	13,677	12,976	9,598
Excess, obsolete and realization reserves	(1,129)	(820)	(555)

Total inventories	$22,967	$20,128	$15,941

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

(6)	EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended April 30, 2004
Basic EPS
Net Income available to common stockholders	$6,517,000	3,761,196	$1.73

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	220,578

Diluted EPS
Net Income available to common stockholders + assumed conversions	$6,517,000	3,981,774	$1.64

For the three months ended April 30, 2003
Basic EPS
Net Income available to common stockholders	$4,352,000	3,761,196	$1.16

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	141,106

Diluted EPS
Net Income available to common stockholders + assumed conversions	$4,352,000	3,902,302	$1.12

For the nine months ended April 30, 2004
Basic EPS
Net Income available to common stockholders	$5,818,000	3,761,196	$1.55

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	213,413

Diluted EPS
Net Income available to common stockholders + assumed conversions	$5,818,000	3,974,609	$1.46

For the nine months ended April 30, 2003
Basic EPS
Net Income available to common stockholders	$3,406,000	3,761,196	$0.91

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	117,518

Diluted EPS
Net Income available to common stockholders + assumed conversions	$3,406,000	3,878,714	$0.88

(7)	SUBSEQUENT EVENT — DECLARATION OF A SPECIAL DIVIDEND

On May 12, 2004, the Company’s Board of Directors declared a special dividend of $0.25 per common share payable on May 26, 2004 to shareholders of record on May 24, 2004.

(8)	RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months and nine months ended April 30, 2004, the Company’s management determined that the Company should have been accounting for its stock option awards as variable awards. The Company has historically accounted for the 250,000 stock option awards under the 2001 Stock Option Plan as fixed; however, due to a specific plan provision permitting cashless exercise payment terms as one of the available methods for payment of the exercise price, the Company concluded that variable treatment was appropriate under Accounting Principles Board Opinion No. 25. As a result, the accompanying condensed consolidated financial statements for the three and nine months ended April 30, 2003 and 2004 have been restated. A summary of the significant effects of the restatement is as follows:

	April 30, 2003		April 30, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
For the three months ended:
Selling and Administrative Expenses	$7,812	$7,879	$9,189	$9,391
Operating Income	7,292	7,225	10,151	9,949
Income Before Income Taxes	7,040	6,973	9,916	9,714
Net Income	4,407	4,352	6,685	6,517
Net Earnings Per Share:
Basic	$1.17	$1.16	$1.78	$1.73
Diluted	$1.13	$1.12	$1.68	$1.64
For the nine months ended:
Selling and Administrative Expenses	$18,438	$18,666	$21,226	$22,352
Operating Income	6,507	6,279	10,785	9,659
Income Before Income Taxes	5,727	5,499	10,017	8,891
Net Income	3,595	3,406	6,751	5,818
Net Earnings Per Share:
Basic	$0.96	$0.91	$1.79	$1.55
Diluted	$0.93	$0.88	$1.70	$1.46
As of April 30:
Stockholders’ Equity	$18,164	$18,203	$25,515	$25,766

(9) SUBSEQUENT EVENT – ADOPTION OF SFAS No. 123

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

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s restated financial statements as of and for the three and nine months ended April 30, 2004.

		Upon
		Adoption
	As Currently	of SFAS
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$9,391	$9,206
Operating Income	9,949	10,134
Income Before Income Taxes	9,714	9,899
Net Income	6,517	6,671
Net Income Per Share:
Basic	$1.73	$1.77
Diluted	$1.64	$1.68
For the nine months ended:
Selling and Administrative Expenses	$22,352	$21,277
Operating Income	9,659	10,734
Income Before Income Taxes	8,891	9,966
Net Income	5,818	6,709
Net Income Per Share:
Basic	$1.55	$1.78
Diluted	$1.46	$1.69
As of April 30:
Stockholders’ Equity	$25,766	$25,548

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q/A. For a description of our critical accounting policies and an understanding of the significant factors that influence our performance, see our Annual Report on Form 10-K/A for the year ended July 31, 2003.

As discussed in Note 8 to the condensed consolidated financial statements, the Company’s financial statements for the three months and nine months ended April 30, 2003 and 2004 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

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

Our successful operations and strong competitive position are dependent to a great extent upon our ability to anticipate and react to the technological innovations inherent within our industry. To augment our continued investment in product research and development, we utilize several manufacturing and design technologies, which have been essential to the development of our breakthrough SONAR and GPS products. These advanced technologies have allowed us to reduce our material and manufacturing costs and have provided improved product performance. They include:

•	Surface Mount Technology (SMT) production equipment;

•	Computer Aided Design (CAD) systems;

•	Application Specific Integrated Circuits (ASICS);

•	Tape Automated Bonding (TAB);

•	Chip-On-Flex (COF);

•	Chip-On-Glass (COG);

•	System-On-Chip (SOC); and

•	Liquid Crystal Display (LCD) assembly.

Executive Summary

During the quarter and nine months ended April 30, 2004, we noted:

•	Sales for the quarter were $46.3 million, a 42.8% increase from the same period last year. Sales for the nine months were $84.8 million, a 30.3% increase from the same period last year.

•	Fully diluted net income per share for the quarter was $1.64, as compared to $1.12 for the same period last year. Fully diluted net income per share for the nine months was $1.46, as compared to $0.88 for the same period last year.

•	Gross profit margin for the quarter increased by $4.5 million, a 28.2% increase from the same period last year. Gross profit margin for the nine months increased $7.8 million, a 27.9% increase from the same period last year.

•	As part of an on-going commitment to develop new technology and improve existing technology, there was an average of four additional research and development personnel for the quarter and seven for the nine months as compared to the average for the same periods last year.

Results of Operations

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of income and comprehensive income for the three months ended April 30, 2004 and 2003:

	Three Months Ended		Increase (Decrease)
	April 30,		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$46,296	$32,414	$13,882	42.8%
Gross Profit	20,656	16,118	4,538	28.2%
Selling and Administrative Expenses	9,391	7,879	1,512	19.2%
Research and Development Expenses	1,316	1,014	302	29.8%
Operating Income	9,949	7,225	2,724	37.7%
Interest Expense	187	237	(50)	(21.1)%
Pretax Income	9,714	6,973	2,741	39.3%
Net Income	$6,517	$4,352	$2,165	49.7%

	Three Months Ended		Increase (Decrease)
	April 30,		From 2003
Expressed as a percent of net sales:	2004	2003	%
Gross Profit	44.6%	49.7%	(5.1)%
Selling and Administrative Expenses	20.3%	24.3%	(4.0)%
Research and Development Expenses	2.8%	3.1%	(0.3)%
Operating Income	21.5%	22.3%	(0.8)%
Interest Expense	0.4%	0.7%	(0.3)%
Pretax Income	21.0%	21.5%	(0.5)%
Net Income	14.1%	13.4%	0.7%

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

Operating Expenses and Income

Operating expenses increased by $1.8 million, or 20.4%, during the three months ended April 30, 2004 compared to the same period last year. Operating expenses as a percentage of sales decreased to 23.1% from 27.4% during the three months ended April 30, 2004 and 2003, respectively.

During the three months ended April 30, 2004, selling and administrative expenses increased by $1.5 million, or 19.2%, over the previous year due to variable selling costs such as freight, accrued warranty costs and cash discounts which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products.

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

Income Taxes.

The effective tax rates were 32.9% and 37.6%, respectively, for the three months ended April 30, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated income.

Nine months ended April 30, 2004 compared to nine months ended April 30, 2003

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of income and comprehensive Income for the nine months ended April 30, 2004 and 2003:

	Nine Months Ended		Increase (Decrease)
	April 30,		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$84,800	$65,083	$19,717	30.3%
Gross Profit	35,771	27,970	7,801	27.9%
Selling and Administrative Expenses	22,352	18,666	3,686	19.7%
Research and Development Expenses	3,760	3,025	735	24.3%
Operating Income	9,659	6,279	3,380	53.8%
Interest Expense	558	757	(199)	(26.3)%
Pretax Income	8,891	5,499	3,392	61.7%
Net Income	$5,818	$3,406	$2,412	70.8%

	Nine Months Ended		Increase (Decrease)
	January 31,		From 2003
Expressed as a percent of net sales:	2004		2003%
Gross Profit	42.2%	43.0%	(0.8)%
Selling and Administrative Expenses	26.4%	28.7%	(2.3)%
Research and Development Expenses	4.4%	4.6%	(0.2)%
Operating Income	11.4%	9.6%	1.8%
Interest Expense	0.7%	1.2%	(0.5)%
Pretax Income	10.5%	8.4%	2.1%
Net Income	6.9%	5.2%	1.7%

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

Operating Expenses and Income

Operating expenses increased by $4.4 million, or 20.4%, during the nine months ended April 30, 2004 compared to the same period last year. Operating expenses as a percentage of sales decreased to 30.8% from 33.3% during the nine months ended April 30, 2004 and 2003, respectively.

During the nine months ended April 30, 2004, selling and administrative expenses increased by $3.7 million, or 19.7%, over the previous year due to variable selling costs such as freight, accrued warranty costs and cash discounts which increased as a result of increased sales, increased selling, advertising and marketing efforts focused on new products and increased compensation expense relative to the stock option awards granted under the 2001 Stock Option Plan.

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

Income Taxes

The effective tax rates were 34.6% and 38.1%, respectively, for the nine months ended April 30, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated income and increased non-deductible stock compensation in the nine months ended April 30, 2004.

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

Sources of Capital

Our primary sources of liquidity are cash flows from operating activities, our credit facility and lease financing. Our credit facility consists of a $26.5 million revolving credit line and initial term loans of $7.4 million with an April 30, 2004, remaining balance of $611,000 requiring monthly payments of $23,000 plus interest. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At April 30, 2004, we had $10.6 million available under the revolving credit line.

We were in compliance with all loan covenants at April 30, 2004.

Cash flows

Cash flows used in operating activities were $2.1 million for the nine months ended April 30, 2004 as compared to $6.6 million for the same period last year. The decrease was primarily due to higher net income during the first nine months of fiscal 2004 as compared to the same period last year. Cash used for capital expenditures was $2.9 million. An additional $1.2 million in capital expenditures was funded by capital lease borrowings. The capital expenditures primarily related to new product tooling projects, manufacturing equipment and computer equipment.

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

Subsequent Event – Adoption of SFAS No. 123

As discussed in Note 9 to the condensed consolidated financial statements, in May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 will be reflected in the Company’s annual financial statements for the year ended July 31, 2004, effective August 1, 2003. Financial statements for the interim periods in fiscal 2004 that are reissued for comparative purposes will be restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s restated financial statements as of and for the three month and nine months ended April 30, 2004.

	As	Upon
	Currently	Adoption of
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$9,391	$9,206
Operating Income	9,949	10,134
Income Before Income Taxes	9,714	9,899
Net Income	6,517	6,671
Net Income Per Share:
Basic	$1.73	$1.77
Diluted	$1.64	$1.68
For the nine months ended:
Selling and Administrative Expenses	$22,352	$21,277
Operating Income	9,659	10,734
Income Before Income Taxes	8,891	9,966
Net Income	5,818	6,709
Net Income Per Share:
Basic	$1.55	$1.78
Diluted	$1.46	$1.69
As of April 30:
Stockholders’ Equity	$25,766	$25,548

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

As required by the Private Securities Litigation Reform Act of 1995, we hereby identify the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by us in forward-looking statements:

•	Financial performance and cash flow from operations in fiscal 2004 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which we operate, one or more key factors discussed in “Part I, Item 1. Business” of our most recent Form 10-K/A could have an adverse effect on expected results for fiscal 2004.

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

Item 4. CONTROLS AND PROCEDURES

The Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the quarter ended April 30, 2004, including the process that was undertaken to ensure that all material adjustments necessary to correct previously issued financial statements were recorded. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

       Not applicable

Item 2. Changes in Securities and Use of Proceeds

       Not applicable

Item 3. Defaults upon Senior Securities

       Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable

Item 5. Other Information

       Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a.)	The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

3.2	By-Laws of Lowrance Electronics, Inc., previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated by reference thereto.

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.2	Lowrance Retirement Plan and Trust previously filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.3	Form of Distributor Agreements previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464), which is incorporated herein by reference thereto.

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., previously filed as Exhibit 10.13 to the Company’s 1994 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.14 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.15 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.16 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), previously filed as Exhibit 10.17 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, previously filed as Exhibit

10.18 to the Company’s 1995 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) previously filed as Exhibit 10.19 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.20 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, previously filed as Exhibit 10.21 to the Company’s 1996 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.22 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.23 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.24 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.25 to the Company’s 1997 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.26 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.27 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.28 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.29 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), previously filed as Exhibit 10.30 to the Company’s 1998 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, previously filed as Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, previously filed as Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q, which is incorporated herein by reference thereto.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, previously filed as Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, previously filed as Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, previously filed as Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, previously filed as Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, previously filed as Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.38	Amended and Restated 2001 Stock Option Plan for the Company, previously filed as Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.39	Second Amended and Restated Nonqualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, previously filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, previously filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, previously filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q dated April 30. 2004, which is incorporated herein by reference thereto.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, previously filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, previously filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, previously filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q dated April 30 2004, which is incorporated herein by reference thereto.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, previously filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2001, which is incorporated herein by reference thereto.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.46 to the Company’s 2002 Quarterly Report on Form 10-Q dated January 31, 2002.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, previously filed as Exhibit 10.47 to the Company’s 2003 Quarterly Report on Form 10-Q dated October 31, 2002, which is incorporated herein by reference thereto.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, previously filed as Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, previously filed as Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, previously filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bobby G. Callaway dated April 7, 2004, previously filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, previously filed as 10.52 to the Company’s Quarterly Report on Form 10-Q dated April 30, 2004, which is incorporated herein by reference thereto.

14.0	Code of Ethics and Business Conduct, previously filed as Exhibit 14.0 to the Company’s Report on Form 8-K dated May 10, 2004, which is incorporated herein by reference thereto.

22.13	Subsidiaries of the Company as of July 31, 2001, previously filed as Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K, which is incorporated herein by reference thereto.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b.)	Reports on Form 8-K.

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