Form 10-K
period 2004-07-31
LOWRANCE ELECTRONICS INC
filed 2004-08-31
CIK 804073

                                 FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended July 31, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from               to
                                              -------------    --------------

                         Commission File Number: 0-15240

                           LOWRANCE ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 44-0624411
------------------------                                  ----------------------
(State of incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

               12000 East Skelly Drive
                    Tulsa, Oklahoma                                74128
        --------------------------------------                  ----------
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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes [ ] No [X]


               Aggregate Market Value of the Voting Stock Held By
                 Non-Affiliates on August 30, 2004 - $49,504,957

                 Aggregate Market Value of the Voting Stock Held
              By Non-Affiliates on January 31, 2004 - $35,340,726

                        Number of Shares of Common Stock
                   Outstanding on August 30, 2004 - 3,761,196

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    FORM 10-K
                Annual Report for Fiscal Year Ended July 31, 2004

                           LOWRANCE ELECTRONICS, INC.

                                Table of Contents

                                                                                                                        Page
                                     PART I

Item 1.        Business.........................................................................................          1

Item 2.        Properties.......................................................................................          9

Item 3.        Legal Proceedings................................................................................          9

Item 4.        Submission of Matters to a Vote of Security Holders..............................................          9

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters............................          9

Item 6.        Selected Financial Data..........................................................................         10

Item 7.        Management's Discussion and Analysis of FinancialCondition and Results of Operations.............         11

Item 7a.       Quantitative and Qualitative Disclosures About Market Risk.......................................         19

Item 8.        Financial Statements and Supplementary Data......................................................         20

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............         20

Item 9a.       Controls and Procedures..........................................................................         20


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant...............................................         20

Item 11.       Executive Compensation............................................................................        23

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....        28

Item 13.       Certain Relationships and Related Transactions....................................................        30

Item 14.       Principal Accounting Fees and Services ...........................................................        30

                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................        31
                                                                                                                   and F-1 to F-17

Signatures     ..................................................................................................        37

                           LOWRANCE ELECTRONICS, INC.
                                  ANNUAL REPORT
                        FOR THE YEAR ENDED JULY 31, 2004

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS
OVERVIEW

We are a leader in the design, manufacturing and marketing of a comprehensive line of high quality, cost-effective, sound navigation and ranging (SONAR) and global positioning system (GPS) products. We market and sell our products domestically and in 43 countries throughout the world, focusing on three primary product markets: marine, consumer (which includes outdoor recreational use and vehicular navigation systems) and aviation.

Approximately 80% of our total annual revenue is currently derived from sales of SONAR and SONAR/GPS combination products to the marine market, used as fishfinders and as navigational and safety devices by inland, coastal and offshore fisherman as well as by recreational boaters. We also sell handheld and portable GPS products used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses, as well as accessories associated with all of our products. Revenue growth for our fiscal years ended July 31, 2002, 2003 and 2004 was 8.3%, 11.1% and 26.7%, respectively.

We are a leader in the marine electronics market, specifically in SONAR and SONAR/GPS combination products. Our position in the market is primarily attributable to our reputation for producing high quality products, new technology development and speed to market with product innovations. We believe that these attributes will enable us to gain market share in the fast growing handheld and portable GPS product markets. Many of the design engineering and manufacturing processes in our SONAR and SONAR/GPS production are currently being used to produce our handheld and portable GPS products. This allows us to expand faster into the GPS markets.

Our President and CEO, Darrell J. Lowrance, co-founded Lowrance in 1957. Our initial product offering was the fish LO-K-TOR, the first electronic fishfinder capable of displaying individual game fish, as well as schools of baitfish, bottom structure and water depth. Today, we market a comprehensive line of SONAR, GPS and SONAR/GPS combination products worldwide under two brand names, Lowrance and Eagle. We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. We have established a global distribution network encompassing more than 1,480 wholesale and retail customers domestically and in 43 countries throughout the world.

We are headquartered in a 116,000 square foot facility in Tulsa, Oklahoma, where we maintain design engineering, sales, marketing, testing, product distribution, customer service operations and administration. Additionally, we operate a 108,000 square foot manufacturing and design engineering facility in Ensenada, Mexico, where we manufacture all of our products. We also operate two distribution centers in Canada and Australia, our two largest markets outside of the United States.

INDUSTRY BACKGROUND

SONAR

The components of a typical SONAR system are: (1) a SONAR head unit with a liquid crystal display (LCD), (2) a transducer (which transmits and receives sound waves through the water), and (3) a power source. The SONAR first generates an electrical impulse, which is converted into ultrasonic sound waves in the transducer and transmitted down through the water. The ultrasonic waves rebound when they strike objects, creating echoes. The transducer converts these echoes back into electrical impulses and the receiver processes the impulses into graphic images displayed on the LCD for use by the boater. This sounding process repeats itself many times per second, each time at a slightly different location within a body of water (assuming the boat is moving), instantly and accurately painting detailed pictures of the underwater world by combining the results of numerous soundings.

GLOBAL POSITIONING SYSTEMS (GPS)

GPS utilizes a network of a minimum of 24 satellites that transmit orbital and time information that enable GPS receivers to accurately calculate latitude, longitude and altitude worldwide. The United States Department of Defense, which currently maintains the system, originally designed the system only for defense applications. However, in the 1980s, the United States government made the system available for civilian use. The GPS satellites broadcast several limited access codes and one unrestricted code for free-of-charge civilian use. In May of 2000, the United States government eliminated Selective Availability (SA), which while in place degraded the accuracy of GPS for security reasons. This elimination of SA improved consumer GPS positional accuracy greatly from a radius the size of a football field (100 yards worst performance on average) to a much smaller radius about the size of a tennis court (30 feet worst performance on average). The initialization of the United States Federal Aviation Administration's new satellite signal correction system, the Wide Area Augmentation System (WAAS), has improved consumer GPS positional accuracy to a radius of approximately ten feet (best performance on average).

The markets for satellite-based GPS+WAAS navigational and mapping products are projected to grow rapidly over the next five years according to Frost & Sullivan. Fishermen, boaters, pilots and general outdoor recreational users in the WAAS coverage areas can now enjoy excellent positional accuracy while participating in their favorite outdoor activities.

According to a 2004 report by Frost & Sullivan, the combined North American marine, aviation and general consumer land GPS market segments, which we currently serve, are projected to grow from an estimated $2.6 billion in 2003 to $6.2 billion in 2008, representing a compound annual growth rate (CAGR) of 18.4%. The North American GPS market is expected to grow from $3.5 billion in 2003 to $7.5 billion in 2008 according to Frost & Sullivan.

Marine SONAR and SONAR/GPS Combination. A critical component to our continued growth is aftermarket marine electronics upgrades by existing fishing and recreational boaters. Similar to computer users upgrading memory, processing speed and screen sizes, fishermen and recreational boaters often upgrade the electronic systems on their boats in order to keep up with the most advanced technology. Sales of our SONAR and SONAR/GPS combination products grew by 10.8% in fiscal 2002, 16.4% in fiscal 2003 and 26.8% in fiscal 2004.

Marine GPS. Inland, coastal and offshore sport fishermen as well as boaters and commercial vessels have multiple uses for GPS receivers that range from worldwide navigation to locating and returning to a favorite fishing or mooring spot. According to Frost & Sullivan, the GPS Marine Market is expected to grow from $266 million in 2003 to $407 million in 2008, representing a CAGR of 8.9%.

General consumer GPS. Handheld, portable and fixed-mount GPS products with detailed street map displays, points-of-interest databases and "turn-by-turn" guidance currently offer navigational assistance to drivers around the world. Additionally, hikers, hunters, campers and bikers use GPS receivers recreationally to navigate through rural and wilderness terrain. GPS systems allow users to pinpoint their positions, map their routes and save specific locations to memory in order to return to those locations at a later time. According to Frost & Sullivan, the GPS land market is expected to grow from approximately $2.2 billion in 2003 to approximately $5.6 billion in 2008, representing a CAGR of 20.3%. The GPS land market is expected to expand from 64.4% of the total GPS market in 2003, to 74.5% in 2008.

Aviation GPS. In the aviation sector, the technological advancement of portable GPS has resulted in significant cost savings due to direct routings to destinations and increases in safety and air traffic control system efficiency. Many general aviation users are installing GPS airborne receivers for use in en route, terminal area and non-precision approach operations. Likewise, many aviation authorities have realized that GPS offers a navigation service that is equal to, and in some respects better than, the existing ground-based systems and are taking the necessary steps to allow for more advanced use of GPS within their respective airspace. We believe these factors will reduce aviation VFR (visual flight rules) users' reliance on the existing air traffic control system. According to Frost & Sullivan, the GPS aviation market is expected to grow from $149 million in 2003 to $201 million in 2008, a CAGR of 6.2%.

OUR KEY GROWTH STRATEGIES

Our key growth strategies are based on our ability to continually develop technological innovations for products in our core markets and to expand our product lines into other applicable end-user markets. Additionally, we must efficiently utilize our existing manufacturing facility and take advantage of our inherent operating leverage. We are focused on research and development of new technologies that will enhance the performance and quality of our products. Over the past 47 years we have maintained our position as a leader in the markets we serve by seeking to be first-to-market with new product enhancements. We intend to expand our position by implementing the following strategies:

- CONTINUE TO INTRODUCE NEW AND ENHANCED PRODUCTS IN OUR CORE MARKETS

We believe our future success depends upon our ability to be first-to-market with technological advances and consistently deliver new products that provide value-added enhancements to our core markets. Historically, one of our main priorities has been to bring new products and technologies quickly to market. This is evidenced by our increase in new product introductions in recent years from ten in fiscal 2001, twelve in fiscal 2002, 28 in fiscal 2003 and over 30 in fiscal 2004.

We intend to continue this focus on research and development, and the introduction of new products in all of our core markets as set forth below.

   MARINE

   In fiscal 2005, we intend to introduce a series of multi-function gauges and an integrated system which is compatible with the National Marine Electronics Association standard for data transmission. This highly intelligent electronic system will permit various networks of multiple instruments (e.g., SONAR/GPS, radar, autopilot, radio, etc.) and provide the ability to display digital data transmitted from boat engines in multiple formats to accommodate a consumer's preference. We are also engaged in on-going research and development projects, which we believe will allow us to expand our current marine product offerings to cover a full suite of boat instruments within the next 24 months. Our marine SONAR and SONAR/GPS combination products revenue grew $18.9 million in fiscal 2004 compared to fiscal 2003.

   GENERAL CONSUMER PRODUCTS

   We are extremely focused on enhancing our product offerings in the handheld and portable GPS market. In addition to the new fiscal 2004 products we are currently shipping, we intend to ship an additional seven new handheld and two new portable GPS products in fiscal 2005. Over half of these new fiscal 2005 products will include audible turn-by-turn driving instruction capabilities for the United States, Canada and Europe. We will utilize our existing distribution channels for these new GPS products since sporting goods outlets and general merchants have effectively distributed our products, as exemplified by the fact that these distribution channels accounted for approximately 46% of our revenue during fiscal 2004. Our general consumer products revenue grew $3.5 million in fiscal 2004 compared to fiscal 2003.

   AVIATION

   We announced and shipped two new aviation GPS products in fiscal 2004 and announced a third aviation GPS products, a color aviation GPS product, which will ship in the first quarter of fiscal 2005. Our aviation products revenue grew $1.7 million during fiscal 2004 compared to fiscal 2003.

-  EXPAND OUR EXISTING TECHNOLOGIES INTO NEW END-USER MARKETS

We believe that there is a significant growth opportunity to apply the technologies currently found in our core product set to alternative product lines which will appeal to new end-user markets. For example, we see significant opportunities in automotive turn-by-turn applications, additional hand-held GPS applications and various industrial, governmental and commercial applications. Specifically, we are developing a portable, specialized, on-dash automotive turn-by-turn GPS product for fiscal 2005.

- CAPITALIZE ON OUR OPERATING EFFICIENCIES AND INCREASE UTILIZATION OF OUR EXISTING MANUFACTURING CAPABILITIES

We believe we have a competitive advantage with our integrated design engineering and manufacturing processes, allowing us to adjust our product mix according to market demand and ensuring high-quality production. By controlling a significant portion of design engineering and manufacturing processes, we expect to continue to benefit from increased speed to market. We intend to capitalize on our technological advancements by rapidly providing new product enhancements and product lines to the market.

We are poised to take advantage of the significant leverage inherent in our operations. We have the capacity to more than double our production in our Ensenada, Mexico manufacturing facility. We believe this increase is possible without significant increases in fixed costs due to available manufacturing capacity during our off-peak season. By adding certain non-seasonal products to our product set, we expect to utilize this operating leverage and smooth our production, while decreasing volatility in our sales and earnings. Expansion into non-seasonal and counter-seasonal markets would allow us to spread our fixed manufacturing costs over a larger base of products, thereby increasing the gross margins across our entire product mix.

PRODUCTS

We design products that provide high-performance features at highly competitive prices. We have established a reputation as a high quality, technologically advanced innovator in the industry for the past 47 years. For 2004, we are marketing the widest lineup of Eagle and Lowrance SONAR and GPS products in our 47-year history, including 18 Eagle and 45 Lowrance products. Our current primary product markets include marine, general consumer and aviation, with additional sales of related accessories and mapping software for all three markets.

MARINE

Our marine products are extremely durable, completely waterproof and are designed to withstand harsh cold, hot and salt-spray environments. Our products are designed specifically for inland and coastal sport fishermen interested in the size, depth and location of individual game fish, thermoclines, or underwater structure (e.g., drop-offs, channels, humps, tree stumps and rock piles), as well as the location of large schools of baitfish. The retail price points of our marine products range from $79 to $2,499.

In fiscal 2004, we launched our new Lowrance "M" (Marine) Series of SONAR/GPS domestic and international products. The M Series offers some of the highest resolution screens in the industry at its price points which start at $319 for monochrome models and $419 for color models, all with detailed built-in digital mapping. In addition, we expanded our Eagle line of products with the release of a combination SONAR/GPS unit at a breakthrough price point of $199.

We also introduced new Lowrance enhanced color SONAR and combination models which are highly visible in direct sunlight. The price points range from a highly competitive $549 to $749, making them very attractive to inland, coastal and Great Lakes fisherman and boaters.

GENERAL CONSUMER

We currently market three cost-effective handheld GPS mapping models for outdoor recreational use (e.g., camping, hunting, backpacking and fishing) and vehicular (e.g., auto, SUV, ATV and RV) navigation applications. The handheld mapping units are sold under the iFINDER product family name and can be used for marine applications as well. All models come with a built-in background map that provides coverage of major cities, highways, lakes, rivers and coastal areas of the United States, including navigation aids and wrecks/obstructions, plus interstate exit services. Price points for the handhelds range from $149 to $329.

We recently enhanced our two newest iFINDER models, the iPro and H2O, to include higher-resolution screens, white light emitting diode (LED) backlighting and dual micro-processors for faster screen updates/scrolling. The H2O is a totally waterproof handheld model. Each handheld has one slot for insertion of an industry-standard digital media card (MMC/SD) for recording GPS trip details, or for use of pre-programmed, plug-&-play, higher-detail mapping options.

We also offer models packed with CD-ROM software and hardware accessories that permit consumers to make unlimited custom maps downloadable from CD to digital media cards.

In addition to the handheld portable models, we also manufacture six larger fixed-mount mapping models in the GlobalMap Series designed for navigational guidance on water or land. These larger models with monochrome or color displays feature diagonal screen sizes from 5" to 10.4". They feature the same built-in background map coverage previously discussed for the handhelds. Moreover, most of these models are packaged with the exclusive MapCreate CD software with two million searchable points-of-interest such as restaurants, hotels, airports, marinas, emergency services and shopping. The GlobalMap models all have from one to two slots for use of pre-programmed, plug-&-play, electronic charts including Lowrance FreedomMaps and Navionics HotMaps charts for users that do not have or make use of computer map-making. Price points for this product series range from $449 to $1,899.

AVIATION

In 2004, we announced three new portable avionics models, the AirMap 500, AirMap 1000 and the AirMap 2000c. Two models featuring high resolution monochrome displays are currently shipping to specialty aviation retailers. The AirMap 500 is a handheld model with a Moving Map, Jeppesen aviation database, exclusive obstructions database and has plug-&-play digital media card (MMC/SD) capability. The AirMap 1000 is a larger portable model with larger display and additional features including the exclusive new Airport Orientation and Horizontal Situation Indicator (HSI) steering guidance navigational displays, as well as digital media card capability. The AirMap 2000c will pack all of the aviation-specific features of the two monochrome models into a color display model that will be highly visible in direct sunlight.

All three AirMap models are true "buy-&-fly" values in that they will be packaged with the important accessories pilots need: the Jeppesen and Obstructions databases on one 32MB digital media card; MapCreate(TM)mapping software with two million searchable points-of- interest; memory card reader/writer; remote amplifying antenna; control yoke and windscreen mounting systems; cigarette plug power adapter; and AA batteries. The new AirMap 2000c can also be used for land-based navigation, such as in rental vehicles.

ACCESSORIES

In addition to our SONAR and GPS products, we offer a broad set of accessories such as transducers, water temperature/boat speed/distance traveled sensors, cables, portable power packs, ice fishing accessories, GPS antenna/receivers, detailed mapping CD-ROM software, reusable digital media cards, a PC computer memory card reader/writer, power adapter cables and various mounting brackets.

PRODUCT RESEARCH AND DEVELOPMENT

We believe that our successful operations and strong competitive position are dependent to a great extent upon our ability to anticipate and react to the technological innovations inherent within our industry. As a result, we devote a substantial portion of our resources to developing new products and enhancing existing product offerings. Our research and development expenditures, which primarily consist of personnel and personnel related costs, were $3.1 million in fiscal 2001, $2.7 million in fiscal 2002, $4.2 million in fiscal 2003 and $5.3 million in fiscal 2004. As of July 31, 2004, we employed approximately 35 design engineers. To augment our continued investment in product research and development, we utilize several manufacturing and design technologies, which have been essential to the development of our breakthrough SONAR and GPS products. These technologies have allowed us to reduce our material and manufacturing costs and have provided improved product performance. They include:

    - Computer Aided Design (CAD) systems,

    - Application Specific Integrated Circuits (ASICS),

    - Tape Automated bonding (TAB),

    - Chip-On-Flex (COF),

    - Chip-On-Glass (COG),

    - System-On-Chip (SOC) and

    - Liquid Crystal Display (LCD) assembly.

For fiscal 2003, we announced 26 new models and delivered 28 new Lowrance and Eagle products, more than we have ever introduced in a single model year. For fiscal 2004, we continue an aggressive design schedule with the announcement of 26 new models and the introduction of a total of over 30 new Lowrance and Eagle products.

MANUFACTURING

During fiscal 1997, we expanded our production operation in Mexico by consolidating our existing manufacturing operations in Ensenada, Mexico, which began in 1993, into a newly constructed leased facility that is leased through September 30, 2006. We have purchase options on both the Ensenada facility and adjacent undeveloped land through September 30, 2006. We may renew the leases and the purchase options for four additional terms of five years each on the terms set forth in the lease and purchase option agreements. The purchase prices under both options escalate annually by 3% each October 1. As of July 31, 2004, the combined purchase price of both options was approximately $5.6 million. We expect to exercise both of our purchase options before they expire. Currently, we utilize 86,000 square feet of manufacturing space within the 108,000 square feet we presently occupy. From fiscal 1997 through fiscal 2000 we transitioned the balance of our United States automated high-technology manufacturing to our new Ensenada plant. We currently manufacture, test and package all of our products in Ensenada. Our highly qualified Ensenada technical staff is comprised of 101 college graduates, including a total of 70 engineers. Of the 70 engineers, there are 18 design/software engineers; 9 test engineers; 18 manufacturing engineers; 3 quality control engineers; and 22 industrial engineers.

The manufacturing process primarily involves the use of automated surface mount technology (SMT) equipment in the placement of electronic components on printed circuit boards and the assembly of other component parts purchased from suppliers. Quality control and functional testing, including component testing, sub-assembly testing and final testing of finished products are an integral part of our manufacturing process.

SALES AND MARKETING

We market and sell our products worldwide through a combination of sporting good stores, mass merchants, mail-order catalogs, wholesalers, boat dealers and OEM boat manufacturers. Education of the consumer is important due to the high-tech nature of our products. Our internet websites play a major role in educating consumers about our product lines. The information included on these websites is not a part of this prospectus. We also educate and support the sale of our products through technical product promotion, technical selling, participation in industry tradeshows and after-sales support.

We believe our dual-brand (Lowrance and Eagle) marketing strategy allows us to attract a broader range of consumers and more effectively attract new customers. We sell our Lowrance line primarily to retailers, wholesalers and boat manufacturers (OEMs) who provide technical installation and product operation assistance to the consumer. We sell the Eagle line primarily through mass merchants, mail-order catalog companies, retail sporting goods stores and wholesalers that do not usually provide technical assistance to the consumer.

LEI Extras, Inc., a wholly-owned subsidiary, allows consumers to purchase accessories that might not be stocked by a dealer via the internet, toll-free phone or mail-order.

We sell to over 1,480 customers in 43 countries. Some of our largest United States customers include Bass Pro Shops, Bell Industries, Cabela's, Wal-Mart and Boaters World. The two largest international markets for our products are Canada and Australia, where we maintain our own warehouses. Our products are carried in a number of retail giants including the large European sporting goods retailer, Decathlon. Since fiscal 2001, no customer has accounted for over 10% of our net sales.

CUSTOMER SERVICE

Substantially all of our products are sold with a full one-year warranty. We emphasize "service after the sale" in connection with our products by providing free shipping, through a prepaid Return Authorization (R.A.) system, when requested by consumers located in the United States electing to return their units to us for warranty repairs. Warranty and non-warranty repairs are available from our plant in Tulsa, Oklahoma, with "depot" inventories maintained in foreign countries to handle warranty issues in a timely manner. Because technology in the electronics industry changes rapidly, creating obsolescence in repair components, we have developed a program that generally allows consumers either repair or the ability to upgrade for products manufactured within the past five years. We also offer two-year extended warranties for an additional one-time fee through our LEI Extras, Inc. subsidiary.

INTELLECTUAL PROPERTY

Our technical and proprietary expertise and the continuation of technological advances have resulted in our being a leader in the design, manufacture and marketing of SONAR and GPS products. Our strategy is to predict future changes in the market and to strive to be first to design and develop new products incorporating the technological advances for, and to introduce these new products into, the rapidly changing markets. In those circumstances where the life cycle of the new products or technological advances is of sufficient length, we seek to protect our proprietary interests and markets through the patent process. As of July 31, 2004, we had five issued design patents, ten issued utility patents and two patent applications pending in the United States. All of our patents have been assigned to secure our revolving credit line. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages.

We also rely on a combination of copyright, trademark, trade secret and contractual provisions to protect our proprietary rights. We have more than 40 active trademark registrations with the United States Patent and Trademark Office including the Lowrance trademark and the Eagle trademark with accompanying logos. We also have more than 50 trademark registrations in 19 foreign countries, and have three applications pending for trademark registrations in two foreign countries. We also enter into patent, trade secret and confidentiality agreements with our employees that require them to disclose to us any inventions they create during employment, that convey all rights to inventions to us and that restrict the distribution of proprietary information.

We license certain databases from third parties for use in our GPS products in the marine, general consumer and aviation markets. We convert the data into a format which allows our software interfaces to provide user-friendly access to the detailed water, land, points of interest and aviation data. We license both domestic and international data.

SUPPLIERS AND MATERIALS

During fiscal 1997, we expanded our production operation in Mexico by consolidating our existing manufacturing operations in Ensenada, Mexico, into a newly constructed leased facility. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. We purchase certain components from sole or limited source providers, some of which are located in foreign countries. See "Risk factors" relating to sole source providers.

Certain component parts of our products are technologically advanced and/or specifically designed by us for our exclusive use and thus are presently available only through single-source suppliers, some of which are located in foreign countries. Certain other component parts are available from a number of suppliers, but we largely rely on single-source suppliers for these parts. Purchasing from a single source in these instances allows us to have more consistent quality and to receive quantity discounts and permits us to establish long-standing relationships with our suppliers. We believe long-standing relationships lead to better performance with suppliers by shortening delivery time, improving quality and fostering a better understanding of an adaptation to the nature of our needs and the suppliers' capabilities.

With respect to plastic component parts, such as the housings for our units, because of the expense, we generally maintain only one mold for each plastic part. Although typically we own each mold and could move it to another supplier, we are limited to one concurrent supplier.

We have never experienced a substantial interruption in product distribution due to unavailability of, or delay in, receiving component parts, which has resulted in the loss of any material amount of sales. To protect against interruptions and loss of sales, we maintain a limited amount of safety inventory of component parts and some insurance coverage against loss of supply. We limit the amount of safety stock to avoid the cost of carrying raw material inventory and problems associated with obsolescence. To further protect against interruptions, we are selective of our suppliers and, with limited exceptions, rely upon those who are substantial in size, strong financially, and offer proven track records and experience.

SEASONALITY AND WORKING CAPITAL MANAGEMENT

Our current business is seasonal, with a concentration of revenue in the months of January through May each year due to marine consumer purchases in anticipation of the fishing and boating seasons. We normally manufacture our products in anticipation of, and not in response to, customer orders and fill orders within a short period of time after receipt. Thus, we must maintain inventories of finished goods to fill orders promptly. We are subject to customer demands, which may not correlate with our forecasts utilized to schedule the inventory production. Our working capital needs fluctuate as a result of our current seasonality.

COMPETITION

The marine, consumer and aviation markets in which we compete are highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Competition in the markets for our products is based upon a number of factors including quality, technological development, performance, service and price. We encounter competition from a number of domestic and foreign competitors. We compete with a variety of competitors in each of our target markets and we encounter some of the same competitors in each market.

The primary basis for competition in the marine sports fishing and recreational boating market is technological innovation and price. In order to maintain our competitive position, we must continue to enhance and improve our products and anticipate rapid, major technological innovations and changes within the industry. Presently, there are more than ten competitors worldwide in this market including Humminbird, RayMarine, Garmin International, Inc. and Furuno Electronic Company.

The general outdoor consumer hand-held GPS mapping market has expanded rapidly over the past several years. Target markets for these products include, but are not limited to, camping, hunting, hiking, cross-country skiing, automotive, snowmobile, RV and off-road vehicles, plus general business and pleasure travel (in addition to marine and aviation use).

The two primary competitors in the GPS market are Garmin International, Inc. and the Magellan product line of Thales Navigation. Both companies have introduced and marketed several non-mapping products retailing for under $150 and were among the first to market handheld GPS products. The two companies also offer a full range of higher priced products with more features than their lower priced models.

Our principal competitor in the marketing of portable aviation GPS mapping products is Garmin International, Inc.

EMPLOYEES

As of July 31, 2004, we employed 991 people of whom approximately 789 were involved in manufacturing, quality and materials. Of the 789 employees involved in manufacturing, quality and materials, 56 employees are located in our headquarters in Tulsa and 733 are located in our leased manufacturing facility in Ensenada, Mexico. The remaining 202 employees were engaged in research and development, sales and marketing and administration. Additionally, we retain, on a part-time basis, approximately 200 independent contractors, or "Pro-Staff", who assist in promoting our products. We have never experienced a work stoppage and none of our employees are represented by an outside union organization. Electronica Lowrance, our Mexican subsidiary, has a collective work agreement with Guadalupe Victoria Union, a company sponsored union. Company sponsored unions are common in Mexico. Management considers our employee relations to be satisfactory.

ITEM 2.  PROPERTIES

We have maintained our corporate offices at 12000 East Skelly Drive, Tulsa, Oklahoma, since 1970. Our facility includes a 116,000 square foot building and approximately 23 acres of land.

We lease a 108,000 square foot manufacturing facility in Ensenada, Mexico that is leased through September 30, 2006. We have purchase options on both the Ensenada facility and adjacent undeveloped land through September 30, 2006. We may renew the leases and purchase options for four additional terms of five years each on the terms set forth in the lease and purchase option agreements. The purchase prices under both options escalate annually by 3% each October 1. As of April 30, 2004, the combined purchase price of both options was approximately $5.6 million. We expect to exercise both of our purchase options before they expire. We presently are using approximately 86,000 square feet for manufacturing, including a 42,000 square foot, dust-free, atmospherically-controlled, manufacturing area. The unused portion of the current building is available for expansion. The building was also designed for additional expansion. In addition, we lease 12,000 square feet of warehouse space in Ensenada.

We also lease 2,500 square feet and 3,500 square feet of warehousing, shipping and office facilities in Australia and Canada, respectively.

We believe that our facilities and equipment are well suited to our needs and are properly maintained. Our current manufacturing facilities are sufficient to allow for significantly increased production with little capital investment. We believe we operate the facilities and equipment in substantial compliance with all current regulations. All the facilities and equipment are, in our opinion, adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of August 30, 2004, the Company had 62 holders of its Common Stock, not including the number of persons whose stock is held in nominee or "street name" accounts through brokers. Our revolving credit line prohibits the payment of dividends without the prior written consent of our lender. We have not historically declared regular cash dividends. However, we announced dividends of $0.25 per common share payable on August 15, 2003 to stockholders of record as of August 13, 2003, payable on May 26, 2004 to stockholders of record as of May 24, 2004 and payable on August 16, 2004 to stockholders of record as of August 12, 2004 after obtaining approval from our lender. Declaration of dividends in the future will remain within the discretion of our Board of Directors and will depend upon, among other things, our financial results, the favorable tax treatment of dividend payments and obtaining the requisite approvals from our lender.

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

                                          2003                           2004
                                  --------------------           ---------------------
                                  High            Low             High            Low
                                   $               $               $               $
                                  --------------------           ---------------------
1st Quarter                       4.70            3.05           23.81            7.56
2nd Quarter                       6.80            3.85           25.27           18.00
3rd Quarter                       7.36            5.29           26.96           19.35
4th Quarter                       9.78            6.84           37.19           21.00

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

                                                        Years Ended July 31,
                                 ----------------------------------------------------------------
                                                (in thousands, except per share amounts)
                                 ----------------------------------------------------------------
                                   2000          2001          2002          2003          2004
                                 --------      --------      --------      --------      --------
OPERATING AND PER SHARE DATA
Operating Data:
   Net sales                     $ 73,209      $ 73,419      $ 79,501      $ 88,297      $111,861
   Gross profit                    27,899        26,335        29,926        37,261        47,304
      Percent of sales               38.1%         35.9%         37.6%         42.2%         42.3%

   Operating income                 3,549         2,103         5,255         7,881        13,310
      Percent of sales                4.8%          2.9%          6.6%          8.9%         11.9%

   Income before taxes              1,523            99         3,935         6,862        12,429
      Percent of sales                2.1%          0.1%          4.9%          7.8%         11.1%

   Net income                       2,473            37         2,389         4,645         8,756
      Percent of sales                3.4%          0.1%          3.0%          5.3%          7.8%

Per Share Data:
   Net income
      Basic                      $   0.66      $   0.01      $   0.63      $   1.23      $   2.33
      Diluted                        0.66          0.01          0.63          1.19          2.20


   Cash dividends per
     common share                      --            --            --            --      $   0.50

Balance Sheet Data:
   Working capital               $ 10,874      $ 16,503      $ 12,681      $ 18,149      $ 23,778
   Total assets                    29,297        37,656        30,762        35,417        48,743
   Long term debt, less
      current maturities            8,573        14,418         6,183         5,825         6,040
   Stockholders' equity            11,955        11,877        14,359        19,608        26,655

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

We design, manufacture, market and sell a comprehensive range of high quality, cost-effective sound navigation and ranging (SONAR) and global positioning system (GPS) products and digital mapping systems under two different brand names for use in marine, general consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR and combination SONAR/GPS products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 63 different marine, outdoor, aviation and original equipment manufacturer products.

We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal, with the lowest sales occurring in our first fiscal quarter (August through October) and the highest sales occurring in our third fiscal quarter (February through April) due to marine consumer purchases during the beginning of the fishing season. We focus on developing product lines that address most price points in our markets in order to provide a broad range of features to consumers. We have increased the number of new product introductions in each of the last three fiscal years and the current fiscal year. For the fiscal year 2004, we introduced more than 30 new SONAR and GPS products. The introduction of new products in the last three fiscal years has resulted in the increase in sales and gross margin discussed below.

Our successful operations and strong competitive position are dependent to a great extent upon our ability to anticipate and react to the technological innovations inherent within our industry. To augment our continued investment in product research and development, we utilize several manufacturing and design technologies, which have been essential to the development of our breakthrough SONAR and GPS products. These advanced technologies have allowed us to reduce our material and manufacturing costs and have provided improved product performance. They include:

    - Surface Mount Technology (SMT) production equipment;

    - Computer Aided Design (CAD) systems;

    - Application Specific Integrated Circuits (ASICS);

    - Tape Automated Bonding (TAB);

    - Chip-On-Flex (COF);

    - Chip-On-Glass (COG);

    - System-on-Chip (SOC); and

    - Liquid Crystal Display (LCD) assembly.

We believe that we were first to utilize many of these manufacturing and design technologies, which helped provide a competitive advantage and differentiation in the marketplace. We intend to continue our focus on developing and delivering leading-edge products based upon our innovations.

Our products are sold domestically and in 43 countries throughout the world. International sales totaled approximately $26 million, or 23% of total net sales for fiscal 2004 and $20 million, or 23% of total net sales for fiscal 2003. The majority of our international sales are conducted in Canada, Australia and Europe. As of July 31, 2004, we had approximately 1,480 wholesalers and retailers purchasing our products.

EXECUTIVE SUMMARY

During the three fiscal years ended July 31, 2004, we noted:

    - Sales for fiscal 2004 were $111.9 million, a 26.7% increase from fiscal 2003. Sales for fiscal 2003 were $88.3 million, an 11.1% increase from fiscal 2002.

    - Fully diluted net income per share for fiscal 2004 was $2.20, as compared to $1.19 for fiscal 2003 and $0.63 for fiscal 2002.

    - Gross profit margin increased by $10.0 million in fiscal 2004, a 27.0% increase from 2003. Gross profit margin increased by $7.3 million in fiscal 2003, a 24.5% increase from fiscal 2002.

    - As part of an on-going commitment to develop new technology and improve existing technology, we hired thirteen additional engineers in fiscal 2004 and seven additional engineers in the third and fourth quarters of fiscal 2003 after hiring six additional engineers in the third and fourth quarters of fiscal 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate the estimates and assumptions on an on-going basis. We are not aware of any circumstances in the past which have caused these estimates and assumptions to be materially wrong. We are not currently aware of any material changes in our business that might cause these assumptions or estimates to differ significantly. The most significant estimates and assumptions relate to the product warranty reserve and the excess and obsolete inventory reserve. Actual results could differ from any of our estimates under different assumptions or conditions. Historically, differences between actual results and our estimates have not been material.

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Part IVof this annual report on Form 10-K. Below is a discussion of the accounting policies that we believe are most critical to an understanding of our consolidated financial statements.

REVENUE RECOGNITION

We recognize revenue at the time of product shipment in accordance with our FOB, shipping point terms of sale. Revenue is recorded net of certain reserves for dealer premium coupons and product returns which are only accepted on a limited case-by-case basis. Dealer premium coupons are rebates ranging from $10 to $100 to qualified boat and motor dealers who install SONAR units for consumers and return to us the appropriate rebate card. Although the reserves for dealer premium coupons and product returns fluctuate over time, historically those fluctuations have not been significant.

PRODUCT WARRANTIES

The majority of our sales are made under a one-year product warranty. We provide an estimate of future warranty costs based on recent historical product unit return rates and the average repair costs per unit incurred during the year. The estimate is adjusted, as necessary, for any specific knowledge that would impact the historical trend. The reserve for warranty costs is sensitive to a change in the historical rate of units returned during the warranty period. A 10% change in the expected return rate for fiscal 2004 would change the reserve by approximately $119,000. Historically, the average change in the estimated return rate has been less than 10%.

INVENTORY

Inventories are stated at the lower of cost or market using the first-in, first-out method, net of excess, obsolete and realization reserves. We estimate the level of reserves based upon expected usage information for raw materials and historical selling trends for finished goods.

Excess and obsolete inventory reserves are recorded by comparing available quantities of raw materials and finished goods to work order requirements for those raw materials and forecasted sales for finished goods. We adjust the required reserves for anticipated changes in scheduled work orders resulting from factors such as process or design changes that impact the raw materials usage and changes in sales forecasts resulting in changes in finished goods quantities. Increases or decreases in the required excess and obsolete inventory reserves impact our gross margin. A 10% change in the results of this process for the year ended July 31, 2004 would change the required reserve by approximately $60,000. Historical fluctuations in this reserve have related primarily to inventory levels and the ability to accurately forecast product needs, although process and design changes in the products also have a direct impact on the required reserve when they occur.


RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2004 (FISCAL 2004), COMPARED TO YEAR ENDED JULY 31, 2003 (FISCAL 2003)

Financial highlights. The following tables set forth selected amounts, ratios and relationships calculated from the consolidated statements of income and comprehensive income for the fiscal years ended July 31, 2004 and 2003:

                                             FISCAL YEAR ENDED             INCREASE (DECREASE)
                                                  JULY 31,                      FROM 2003
                                        --------------------------       ------------------------
     (DOLLARS IN THOUSANDS)                2003            2004              $             %
-------------------------------------   ----------      ----------       ----------    ----------
Net sales............................   $   88,297      $  111,861       $   23,564         26.7%
Gross profit.........................       37,261          47,304           10,043         27.0%
Selling and administrative expenses..       25,189          28,742            3,553         14.1%
Research and development expenses....        4,191           5,252            1,061         25.3%
Operating income.....................        7,881          13,310            5,429         68.9%
Interest expense.....................          989             689             (300)       (30.3)%
Pretax income........................        6,862          12,429            5,567         81.1%
Net income...........................   $    4,645      $    8,756       $    4,111         88.5%
                                        ----------      ----------       ----------    ----------


                                             FISCAL YEAR ENDED
                                                 JULY 31,
  EXPRESSED AS A PERCENT OF NET SALES:      2003          2004
--------------------------------------    --------      --------
Gross profit..........................      42.2%         42.3%
Selling and administrative expenses...      28.5%         25.7%
Research and development expenses.....       4.7%          4.7%
Operating income......................       8.9%         11.9%
Interest expense......................       1.1%          0.6%
Pretax income.........................       7.8%         11.1%
Net income............................       5.3%          7.8%

Sales and margin. During fiscal 2004, we introduced and shipped over 30 new SONAR, SONAR/GPS navigation, GPS and GPS Aviation products. Total net sales increased by $23.6 million, or 26.7%, during fiscal 2004 as compared to fiscal 2003, while total unit sales increased by approximately 21.1%. This year over year increase in sales is due to:

    - New SONAR and SONAR/GPS navigation products at new price points which began to ship in the third quarter of 2004. These new price points were at the upper end of our price point range;

    - New high end SONAR/GPS navigation products introduced in fiscal 2003 at the end of the second quarter and during the third quarter which were selling throughout fiscal 2004;

    -   New GPS handhelds which began to ship in the third quarter of fiscal
        2004;

    - Two new Aviation GPS products introduced in fiscal 2004 which began to ship in the first and second quarters; and

    - Increased sales from new product introductions at previously existing price points.

Our gross profit margin increased by $10.0 million, or 27.0%, during fiscal 2004 as compared to fiscal 2003. The gross margin percentage increased slightly to 42.3% in fiscal 2004 as compared to 42.2% in fiscal 2003.

Operating expenses and income. Operating expenses increased by $4.6 million during fiscal 2004 as compared to fiscal 2003. Operating expenses as a percentage of sales decreased from 33.2% in fiscal 2003 to 30.4% in fiscal 2004.

During fiscal 2004, selling and administrative expenses increased by $3.6 million due primarily to increased advertising and marketing efforts relative to our 2004 product introductions. Selling and administrative expenses as a percentage of sales decreased to 25.7% during fiscal 2004 as compared to 28.5% for fiscal 2003.

Research and development expenses increased by $1.1 million primarily due to new product design for our new product introductions. Research and development expenses as a percentage of sales were 4.7% for both fiscal 2004 and fiscal 2003. In preparation for the new fiscal 2005 products, we hired thirteen additional design engineers in the third and fourth quarters of fiscal 2004.

Operating income increased by $5.4 million, or 68.9%, in fiscal 2004 and was 11.9% of sales as compared to 8.9% of sales in fiscal 2003.

Interest expense. Interest expense decreased by $300,000 in fiscal 2004 as compared to fiscal 2003, a decrease of 30.3%. This decrease is related to carrying, on average, $1.0 million in lower debt balances. The interest rate on our credit facility ranged from 4.5% down to 4.25% during fiscal 2004 as compared to rates from 5.75% down to 4.5% for fiscal 2003. The prime rate ranged from 4.0% to 4.25% for fiscal 2004 as compared to rates from 4.75% to 4.0% for fiscal 2003.

Income taxes. The effective tax rates were 29.6% and 32.3%, respectively, for the fiscal years ended July 31, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, research and development credits, the United States treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to higher research and development credits in fiscal 2004.

YEAR ENDED JULY 31, 2003 (FISCAL 2003), COMPARED TO YEAR ENDED JULY 31, 2002 (FISCAL 2002)

Financial highlights. The following tables set forth selected amounts, ratios and relationships calculated from the consolidated statements of income and comprehensive income for the fiscal years ended July 31, 2003 and 2002:

                                                FISCAL YEAR ENDED          INCREASE (DECREASE)
                                                     JULY 31,                   FROM 2002
        (DOLLARS IN THOUSANDS)                  2002         2003           $              %
-----------------------------------------     --------     --------     --------         ------
Net sales ...............................     $ 79,501     $ 88,297     $  8,796          11.1%
Gross profit ............................       29,926       37,261        7,335          24.5%
Selling and administrative expenses .....       22,021       25,189        3,168          14.4%
Research and development expenses .......        2,650        4,191        1,541          58.2%
Operating income ........................        5,255        7,881        2,626          50.0%
Interest expense ........................        1,424          989         (435)        (30.5)%
Pretax income ...........................        3,935        6,862        2,927          74.4%
Net income ..............................     $  2,389     $  4,645     $  2,256          94.4%
                                              --------     --------     --------         ------

                                                FISCAL YEAR ENDED
                                                      JULY 31,
EXPRESSED AS A PERCENT OF NET SALES:            2002          2003
---------------------------------------       --------      --------
Gross profit ............................         37.6%         42.2%
Selling and administrative expenses .....         27.7%         28.5%
Research and development expenses .......          3.3%          4.7%
Operating income ........................          6.6%          8.9%
Interest expense ........................          1.8%          1.1%
Pretax income ...........................          4.9%          7.8%
Net income ..............................          3.0%          5.3%
                                              --------      --------

Sales and margin. During the second, third and fourth quarters of fiscal 2003, we began shipping our 28 new SONAR/GPS products. The new products include new SONAR units at most previously available price points, including two within our largest volume price point, plus six new stand-alone GPS units. In addition, one of the new SONAR units created a new price point for us at $79, while one of the new SONAR/GPS navigation units created another new price point for us at $2,499.

Total net sales increased by $8.8 million, or 11.1%, during fiscal 2003 as compared to fiscal 2002, while total unit sales increased by approximately 20.8%. This year over year increase in sales is due primarily to the new products introduced during fiscal 2003. The two new units within our largest volume price point and the new price point of $79 represent high volume, lower price point units, which resulted in a larger increase in unit sales relative to the increase in net sales.

Our gross profit margin increased by $7.3 million, or 24.5%, during fiscal 2003 as compared to fiscal 2002. The gross margin percentage increased to 42.2% as compared to 37.6% in fiscal 2002 as a result of increased sales volume, which reduced the fixed overhead costs per unit, as well as product cost reductions.

Operating expenses and income. Operating expenses increased by $4.7 million during fiscal 2003 as compared to fiscal 2002. Operating expenses as a percentage of sales increased from 31.0% in fiscal 2002 to 33.2% in fiscal 2003.

During fiscal 2003, selling and administrative expenses increased by $3.2 million due primarily to increased advertising and marketing efforts relative to our 2003 product introductions. Selling and administrative expenses as a percentage of sales increased to 28.5% during fiscal 2003 as compared to 27.7% for fiscal 2002.

Research and development expenses increased by $1.5 million primarily due to new product design for our new product introductions. Research and development expenses as a percentage of sales increased to 4.7% during fiscal 2003 as compared to 3.3% for fiscal 2002. In preparation for the new 2004 products, we hired seven additional design engineers in the third and fourth quarters of fiscal 2003.

Operating income increased by $2.6 million, or 50.0%, in fiscal 2003 and was 8.9% of sales as compared to 6.6% of sales in fiscal 2002.

Interest expense. Interest expense decreased by $435,000 in fiscal 2003 as compared to fiscal 2002, a decrease of 30.5%. This decrease is related to carrying, on average, $2.1 million in lower debt balances, and to interest rate decreases. In addition, in November 2002, our credit facility was amended to, among other things, lower the spread over prime from 1.0% to 0.5% and add LIBOR-based interest rate options. The interest rate on our credit facility ranged from 5.75% down to 4.5% for fiscal 2003 as compared to rates from 7.75% down to 5.75% for the same period of the prior fiscal year. The prime rate ranged from 4.75% to 4.0% for fiscal 2003 as compared to rates from 6.75% to 4.75% for the same period of the prior fiscal year.

Income taxes. The effective tax rates were 32.3% and 39.3%, respectively, for the fiscal years ended July 31, 2003 and 2002. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is primarily due to foreign taxes that do not fluctuate in direct proportion to our consolidated income.

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

SOURCES OF CAPITAL

Our primary sources of liquidity are cash flows from operating activities, our credit facility and lease financing. Our credit facility consists of a $26.5 million revolving credit line and initial term loans of $7.4 million with a July 31, 2004 remaining balance of $542,000 requiring monthly payments of $23,000 plus interest. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At July 31, 2004, we had $9.5 million available under the revolving credit line.

Since the execution of this credit facility, we have on numerous occasions amended the facility to, among other things, reset certain financial covenants. In particular, during November 2002 we amended our credit facility to extend the term of the agreement for the revolving credit line from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus 0.5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility. Effective May 1, 2004, the interest rate was lowered to prime plus 0.25% and the LIBOR based interest rate options were also reduced.

The credit facility requires, among other things, that we maintain a minimum tangible net worth and a minimum fixed charge ratio, limit the ratio of total liabilities to tangible net worth and maintain minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). Additionally, the credit facility limits the amount of operating leases, capital expenditures and capital leases and prohibits the payment of dividends without the prior written consent of the lender.

We were in compliance with all loan covenants at July 31, 2004, except we exceeded the annual $5 million limit on capital expenditures. The bank waived this covenant violation.

CASH FLOWS

Cash flows provided by operating activities were $6.9 million for fiscal 2004 as compared to $2.9 million for fiscal 2003. The increase was primarily due to higher net income during fiscal 2004 as compared to fiscal 2003. Cash used for capital expenditures was $3.5 million. An additional $1.5 million in capital expenditures was funded by capital lease borrowings. The capital expenditures primarily related to new product tooling, manufacturing equipment and computer equipment.

Discontinued finished goods inventory attributable to fiscal 2004 product decisions was approximately $32,000 at July 31, 2004 as compared to $723,000 at July 31, 2003. Inventory on hand at July 31, 2004 for products we expect to discontinue during fiscal 2005 was $3.4 million. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2005. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Cash flows provided by operating activities were $2.9 million in fiscal 2003 compared to $10.0 million in fiscal 2002. The decrease was primarily due to increased inventory levels in fiscal 2003 compared to decreased inventory levels in fiscal 2002, which was partially offset by higher earnings in fiscal 2003. Cash flows from operating activities were utilized to fund capital expenditures of $1.6 million and reduce debt by $1.4 million. An additional $1.2 million in capital expenditures was funded by capital lease borrowings. The capital expenditures primarily related to new product tooling, manufacturing equipment and computer equipment.

Demand for our products is seasonal. We utilize the revolving credit line to address our seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy our current working capital and capital equipment needs. However, if we decide to pursue future acquisitions or make capital expenditures not currently anticipated, we may need to raise additional capital. No assurance can be made that we will be able to raise such capital on commercially reasonable terms, if at all. The Company has filed a registration statement on Form S-1 to sell 1,000,000 shares of stock which, when completed, would provide additional liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of July 31, 2004:

                                           LESS                                  MORE
                                           THAN         1-3          3-5         THAN
       (DOLLARS IN THOUSANDS)             1 YEAR       YEARS        YEARS       5 YEARS       TOTAL
------------------------------------     --------     --------     --------     --------     --------
Long-term debt .....................     $    707     $  5,744     $      0     $      0     $  6,451
Capital lease obligations ..........        1,657          476           13            0        2,146
Operating lease obligations ........          839        1,051           10            0        1,900
Open purchase orders ...............       30,556            0            0            0       30,556
Capital expenditure commitments ....          787            0            0            0          787
                                         --------     --------     --------     --------     --------
   Total ...........................     $ 34,546     $  7,271     $     23     $      0     $ 41,840
                                         --------     --------     --------     --------     --------

The long-term debt and capital lease obligations line items presented in the table above include an estimated interest portion. The open purchase orders are subject to change or cancellation.

EFFECTS OF INFLATION

A significant portion of our costs and expenses consist of materials, supplies, salaries and wages that are affected by inflation. In addition, certain electronic parts that are in high industry demand are subject to market-driven price increases. We may not be able to pass on the full effect of inflationary increases in our selling prices in the near term. Accordingly, we concentrate on changes in design, manufacturing processes, material scheduling and sourcing to help contain costs. A significant portion of our raw material items are sourced overseas. Significant devaluation of the dollar relative to these currencies would not be able to be passed on in the form of price increases to consumers.

ADOPTION OF NEW ACCOUNTING PRINCIPLE

In May 2004, we adopted the fair value method of accounting for stock based compensation prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 was effective August 1, 2003.

QUARTERLY INFORMATION

Demand for our products is seasonal. During our peak third quarter, customers purchase our products so that the products will be available to sport fishermen and recreational boat owners for the peak fishing and boating season. We do not experience any consistent quarterly trends for the remaining three quarters.

SALES, GROSS PROFIT AND NET INCOME (LOSS)

                                                                       NET
                                              GROSS                  INCOME
YEARS ENDED JULY 31,   SALES        %         PROFIT        %        (LOSS)        %
--------------------  --------   --------    --------   --------    --------    --------
                                        (DOLLARS IN THOUSANDS)
2004
First Quarter .....   $ 14,036       12.5%   $  5,052       10.7%   $ (1,571)      (17.9)%(1)
Second Quarter ....     24,468       21.9%     10,063       21.3%      1,609        18.4%(1)
Third Quarter .....     46,296       41.4%     20,656       43.6%      6,671        76.2%(1)
Fourth Quarter ....     27,061       24.2%     11,533       24.4%      2,047        23.3%
                      --------   --------    --------   --------    --------    --------
Total for Year ....   $111,861      100.0%   $ 47,304      100.0%      8,756       100.0%
                      --------   --------    --------   --------    --------    --------
2003
First Quarter .....   $ 11,155       12.6%   $  4,123       11.1%   $ (1,473)      (31.7)%
Second Quarter ....     21,514       24.4%      7,729       20.7%        527        11.3%
Third Quarter .....     32,414       36.7%     16,118       43.3%      4,352        93.7%
Fourth Quarter ....     23,214       26.3%      9,291       24.9%      1,239        26.7%
                      --------   --------    --------   --------    --------    --------
Total for Year ....   $ 88,297      100.0%   $ 37,261      100.0%   $  4,645       100.0%
                      --------   --------    --------   --------    --------    --------
2002
First Quarter .....   $ 11,023       13.9%   $  3,004       10.0%   $ (1,887)      (79.0)%
Second Quarter ....     17,077       21.5%      5,966       19.9%         (6)       (0.2)%
Third Quarter .....     32,689       41.1%     12,967       43.3%      3,417       143.0%
Fourth Quarter ....     18,712       23.5%      7,989       26.7%        865        36.2%
                      --------   --------    --------   --------    --------    --------
Total for Year ....   $ 79,501      100.0%   $ 29,926      100.0%   $  2,389       100.0%
                      --------   --------    --------   --------    --------    --------

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED

                                      WEIGHTED AVERAGE         EARNINGS (LOSS)
                                     SHARES OUTSTANDING          PER SHARE
     YEARS ENDED JULY 31,            BASIC       DILUTED      BASIC     DILUTED
-----------------------------      ---------    ---------    -------    -------
2004
First Quarter................      3,761,196    3,761,196     $(0.42)    $(0.42)(1)
Second Quarter...............      3,761,196    3,978,435       0.43       0.40(1)
Third Quarter................      3,761,196    3,981,774       1.77       1.68(1)
Fourth Quarter...............      3,761,196    3,987,626       0.54       0.51
Year-ended July 31, 2004.....      3,761,196    3,979,001       2.33       2.20
2003
First Quarter................      3,761,196    3,761,196     $(0.39)    $(0.39)
Second Quarter...............      3,761,196    3,885,319       0.14       0.14
Third Quarter................      3,761,196    3,902,302       1.15       1.11
Fourth Quarter...............      3,761,196    3,931,735       0.33       0.31
Year-ended July 31, 2003.....      3,761,196    3,893,324       1.23       1.19
2002
First Quarter................      3,768,796    3,768,796     $(0.50)    $(0.50)
Second Quarter...............      3,768,796    3,768,796      (0.00)     (0.00)
Third Quarter................      3,766,347    3,826,082       0.91       0.89
Fourth Quarter...............      3,763,594    3,870,306       0.23       0.22
Year-ended July 31, 2002.....      3,766,888    3,818,126       0.63       0.63
                                   ---------    ---------     ------     ------

(1) We adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123, under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 was effective August 1, 2003. Therefore, the previously reported net income for the first three quarters of Fiscal 2004 has been restated as follows:

                                                                           EARNING
                                                                      (LOSS) PER SHARE,
                                   NET INCOME (LOSS)                     AS RESTATED
                         ------------------------------------       ---------------------
                             AS          ADOPTION
                         PREVIOUSLY       OF SFAS      AS
                          REPORTED        NO. 123    RESTATED        BASIC        DILUTED
                         ----------      --------    --------       ------        -------
  First Quarter          $ (2,237)        $ 666      $ (1,571)      $(0.42)       $ (0.42)
  Second Quarter            1,538            71         1,609         0.43           0.40
  Third Quarter             6,517           154          6,671        1.77           1.68

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:

- Financial performance and cash flow from operating activities in fiscal 2005 are based on attaining current projections.

- Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

- Because of the dynamic environment in which the Company operates, one or more key factors discussed in "Part I, Item 1. Business" of this Form 10-K could have an adverse effect on expected results for fiscal 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and interest rate risk due to changes in interest rates with respect to our long-term debt. See Note 3 to the consolidated financial statements included herein for details on our long-term debt. A 0.5% increase in the prime rate for the fiscal year ended July 31, 2004 would have had a negative after-tax impact on earnings of approximately $32,000.

We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currencies. Sales to countries other than Canada and Australia are denominated in United States dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $11,000 on intercompany balances recorded at July 31, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Items 15 and 7 hereof, respectively. The consolidated financial statements for the three fiscal years ended July 31, 2004 were audited by Deloitte & Touche LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The change in the Company's independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP was previously reported on Form 8-K filed with the Securities and Exchange Commission on July 10, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

The Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2004, the end of the period covered by this report. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the year ended July 31, 2003 and each of the first three quarters of the fiscal year ended July 31, 2004, including the process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities Exchange Commission rules and forms.

In connection with the evaluation described above, there have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

M. WAYNE WILLIAMS. Mr. Williams, age 67, a retired CPA, has served as a director since August 2002. He was employed by Electronic Data Systems (EDS) from 1976 until his retirement in 1996. While at EDS, he was responsible for the preparation of company financial statements in accordance with GAAP, as well as the overview of all Securities and Exchange Commission (SEC) reporting. He was also responsible for statutory, contract and GAAP reporting for EDS's wholly-owned insurance subsidiary. Prior to EDS, he was an audit manager with the accounting firm of Touche Ross & Co., working in audit, tax and consulting.

GEORGE W. JONES. Mr Jones, age 66, has served as a director since April 2001. Mr. Jones is a retired Vice President for The Equitable of New York, a national financial services provider. He holds the designation of Chartered Financial Consultant awarded by the Society of Financial Service Professionals.

JASON C. SAUEY. Mr. Sauey, age 43 has served as a director since May 6, 2004. Mr. Sauey has been President of Flambeau, Inc., a proprietary products marketer and contracts plastics manufacturer, since 1992. Mr. Sauey joined Flambeau, Inc. in 1985 as marketing manager and was subsequently promoted to Vice President of Marketing in 1986. In addition, Mr. Sauey is a director of Flambeau, Inc., as well as its parent holding company, The Nordic Group of Companies. Mr. Sauey received his Masters of Business Administration from the University of Chicago School of Business in 1985.

All directors of the Company are elected annually and serve until their successors are duly elected and qualified.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

DARRELL J. LOWRANCE. Mr. Lowrance, age 65, has served as President and Chief Executive Officer since 1964.

RONALD G. WEBER. Mr. Weber, age 59, has served as Executive Vice President since June 2004 and Executive Vice President of Engineering and Manufacturing from July 2000 until June 2004. Prior thereto, Mr. Weber was the Senior Vice President of Engineering since 1980 and was subsequently promoted to Executive Vice President of Technology and Engineering in December 1993.

DAVID A. CRAIG. Mr. Craig, age 40, has served as Senior Vice President of Engineering and Manufacturing since June 2004. Prior thereto, Mr. Craig was the Engineering Manager of Project Engineering and Component Evaluation since July 2002. From October of 1999 until July 2002, Mr. Craig was employed by WorldCom as a Senior Engineer. Mr. Craig joined Lowrance in June 1992 and was a Senior Design Engineer/Project Engineer when he joined WorldCom in October 1999.

LARRY B. TOERING. Mr. Toering, age 42, has served as Senior Vice President of Sales and Marketing since June 2004. Mr. Toering was the Director of Aviation Product Sales from April 2003 through June 2004 and was North American Sales Manager from June 1997 through November 1999. From November 1999 through June 2004, Mr. Toering was a captain with American Airlines.

MARK C. MCQUOWN. Mr. McQuown, age 52, has served as Vice President of Sales since February 2000. Prior thereto, Mr. McQuown was Director of Sales since August 1997. Mr. McQuown joined the Company in June 1984 as a Zone Sales Manager and was subsequently promoted to Regional Sales Manager in June 1988, Director of International Sales in February 1995 and Director of International, Government and Industrial Sales in June 1996.

BOB G. CALLAWAY. Mr. Callaway, age 61, has served as Vice President of Marketing since March 2000. Mr. Callaway joined Lowrance in August 1987 as Manager of Video Communications and was promoted to Director of Video Communications in October 1993. He subsequently joined Addvantage Media as Vice President-Field Service Group in March 1997. He worked as a freelance marketing consultant from October 1998 and in July 1999 joined T.D. Williamson as Manager of Marketing Resources before returning to Lowrance in March 2000.

JANE M. KAISER. Ms. Kaiser, age 44, has served as Vice President of Customer Operations since February 2000. Prior thereto, Ms. Kaiser was Director of Customer/Sales Service since August 1997. Ms. Kaiser joined the Company in May 1995 as Cost Productivity Analyst and was subsequently promoted to Director of Cost Productivity in December 1995. Prior to joining the Company, Ms. Kaiser was employed by Kimberly Clark for nine years. Ms. Kaiser holds an MBA from Oklahoma State University and a CPA from the state of Illinois.

DOUGLAS J. TOWNSDIN. Mr. Townsdin, age 41, has served as Vice President of Finance and Chief Financial Officer since March 2000. Prior thereto, Mr. Townsdin was a Senior Manager with Arthur Andersen LLP since 1990.

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

AUDIT COMMITTEE

The Company has a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The 2004 Audit Committee is composed of the following members: M. Wayne Williams-Chairman, George W. Jones and Jason C. Sauey.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes that during the fiscal year ended July 31, 2004, its directors and executive officers timely filed all reports due under Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct that applies to the Company's principal executive officer, principal financial and accounting officer, and all other employees. The Company filed a copy of the Code of Ethics and Business Conduct as Exhibit 14.0 to the Company's report on Form 8-K dated May 10, 2004. A copy of the Code of Ethics and Business Conduct may be obtained, without charge, by writing or calling the Company at the following address and phone number: Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer, Lowrance Electronics, Inc., 12000 East Skelly Drive, Tulsa, Oklahoma 74128; (918) 437-6881.

In the event of a waiver to the Code of Ethics and Business Conduct, the action will be promptly disclosed on the Company's website at www.lowrance.com. If the Code of Ethics and Business Conduct is amended, the revised version will also be posted on the website noted above.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation earned by the executive officers listed (the "Named Executive Officers") for services rendered in all capacities to the Company for the fiscal years ended July 31, 2004, 2003 and 2002.

                                                                   (1)              (2)             (3)       (4)
                                                                              OTHER ANNUAL     SECURITIES
  NAME OF INDIVIDUAL/PRINCIPAL          YEAR        SALARY         BONUS      COMPENSATION     UNDERLYING      ALL
           POSITION                                                                             OPTIONS/      OTHER
                                                                                                  SARS
                                                     ($)            ($)           ($)            (#'S)         ($)
------------------------------------    -----      --------        --------   ------------     ----------   ---------
Darrell J. Lowrance                      2004       441,100         373,800         57,900           --        43,300
President and Chief                      2003       429,200         304,700             --           --        29,900
Executive Officer                        2002       429,200         193,100             --           --        31,000

Ronald G. Weber                          2004       259,800         120,000             --            -        11,800
Executive Vice President                 2003       253,700         118,000             --            -        11,600
                                         2002       251,100          50,700             --       34,453 (5)    12,400
                                                                                                115,547 (6)

David A. Craig                           2004        88,000           8,200             --           --         2,600
Senior Vice President of                 2003        78,500              --             --           --            --
Engineering and Manufacturing            2002         1,400              --             --           --            --

Larry B. Toering                         2004        91,000           8,200             --           --         1,400
Senior Vice President of                 2003        12,500              --             --           --            --
Sales and Marketing                      2002            --              --             --           --            --

Mark C. McQuown                          2004       163,400          75,200             --           --        12,000
Vice President of Sales                  2003       159,000          74,000             --           --        11,600
                                         2002       159,000          31,800             --       25,000 (5)     9,900

Bob G. Callaway                          2004       160,000          73,700             --           --        10,700
Vice President of Marketing              2003       155,700          72,400             --           --        11,000
                                         2002       155,700          31,100             --       25,000 (5)     8,800

Jane M. Kaiser                           2004       154,200          71,000             --           --        10,800
Vice President of Customer               2003       150,000          69,700             --           --        10,600
Operations                               2002       148,300          30,000             --       25,000 (5)     8,800

Douglas J. Townsdin                      2004       160,500          74,000             --           --        12,000
Vice President of Finance                2003       156,200          72,600             --           --        11,600
Chief Financial Officer                  2002       156,200          31,200             --       25,000 (5)     8,600


(1) The Company's Executive Bonus Plan for fiscal year 2004 provided for a performance bonus pool measured entirely on the basis of the Company's pretax, prebonus earnings compared to targeted pretax, prebonus earnings. This bonus pool was to be divided, based on certain predetermined percentages, between the Company's President and its Vice Presidents. In order to earn any performance bonus, it was necessary for pretax, prebonus income to exceed $3.8 million, which the Company did and, accordingly, performance bonuses of approximately $595,000 will be paid. The Executive Bonus Plan for fiscal year 2004 also provided for discretionary bonuses for executive officers. The discretionary bonuses for the executive officers, except the President, are granted at the recommendation of the President on the basis of individual performance not to exceed 15% of their respective salaries. The discretionary bonus for the President is granted by the Compensation Committee of the Board of Directors, not to exceed 15% of his salary. The President and the Compensation Committee of the Board of Directors did exercise their right to recommend discretionary bonuses for executive officers of the Company. Accordingly, discretionary bonuses of approximately $209,000 will be paid.

(2) The remuneration described in other annual compensation includes the cost to the Company of benefits furnished to the executive officers, including premiums for life and health insurance, personal use of Company automobiles or automobile allowances and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. Reported amounts represent what the executive officers received in other compensation in excess of 10% of such officer's cash compensation in the form of salary and bonus or in excess of $50,000.

(3) Refer to the description below for a complete discussion of the stock options that the Board of Directors awarded under the 2001 Stock Option Plan, contingent upon Shareholder approval. Such shareholder approval was given on December 11, 2001.

(4) Other compensation resulted from contributions to the Lowrance Savings Plan and Trust on behalf of the listed executive officers. Also included are director's fees of $31,500, $18,000, and $20,000 paid to Mr. Lowrance and $0, $0, and $2,000 paid to Mr. Weber in 2004, 2003 and 2002, respectively.

(5) Incentive stock options awarded under the 2001 Stock Option Plan. Refer to the description below for a complete discussion of this plan.

(6) Non-qualified stock options awarded under the 2001 Stock Option Plan. Refer to the description below for a complete discussion of this plan.

The following table sets forth information concerning the exercise of stock options during fiscal 2004 by each of the named executive officers and the fiscal year-end value of unexercised options.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------------------------
           Name                   Shares                     Exercisable Number of securities          Value of unexercised
                                acquired on      Value      underlying unexercised options/SARS    in-the-money option/SARs at
                                 exercise      realized              at July 31, 2004                     July 31, 2004
                                                              Exercisable      Unexercisable        Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------------------------------
                                    (#)           ($)            (#)                (#)                 ($)           ($)
------------------------------------------------------------------------------------------------------------------------------

Darrell J. Lowrance                  --            --             --                  --                --                --
Ronald G. Weber                      --            --             --              34,453 (1)            --           841,342
                                     --            --             --             115,547 (2)            --         2,821,658
David A. Craig                       --            --             --                  --                --                --
Larry B. Toering                     --            --             --                  --                --                --
Bob G. Callaway                      --            --             --              25,000 (1)            --           610,500
Jane M. Kaiser                       --            --             --              25,000 (1)            --           610,500
Mark C. McQuown                      --            --             --              25,000 (1)            --           610,500
Douglas J. Townsdin                  --            --             --              25,000 (1)            --           610,500
------------------------------------------------------------------------------------------------------------------------------

(1) Incentive Stock Options
(2) Non-Qualified Stock Options

COMPENSATION OF DIRECTORS

Each director receives compensation of $12,000 per year, an additional fee of $1,500 for each meeting of the Board of Directors and $750 for each Committee meeting attended. All directors are reimbursed for certain reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or Committee meetings.

EMPLOYEE CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

EMPLOYMENT AND SEVERANCE ARRANGEMENTS. The Company has entered into amended employment agreements (the "Amended Employment Agreements") with Bob G. Callaway, Mark C. McQuown, Douglas J. Townsdin and Jane M. Kaiser. The summary of such Amended Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Amended Employment Agreements which were filed as Exhibits 10.49 through 10.52 to the Company's April 30, 2004 Quarterly Report on Form 10-Q. The term of the Amended Employment Agreements runs for a period of 12 months. Under the terms of the Employment Agreements, if the employment of any executive is terminated other than for "cause" (as defined therein), then each such executive would be entitled to payment of their salary in accordance with the Company's standard payroll practices for the remainder of the term of the agreement or a period of twelve months, whichever is longer. If the employment of the executive is terminated upon a change of control of the Company (as defined therein), then each such executive would be entitled to a lump sum payment equal to 24 months of their salary. As of July 31, 2004, the maximum aggregate amount of cash benefits payable to each executive would be $331,000 for Mark C. McQuown, $325,000 for Douglas J. Townsdin, $324,000 for Bob G. Callaway and $312,000 for Jane M. Kaiser.

STOCK OPTION PLANS. On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights and is designed to serve as an incentive for attracting and retaining qualified, competent employees and directors. Depending upon the type of option, the options and stock appreciation rights granted cannot have terms greater than ten years and six months. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company's Common Stock at the date of grant. The plan is administered by the Compensation and Nominating Committee and was approved by the shareholders at the Annual Meeting held December 11, 2001. As of July 31, 2004, seven persons were eligible for consideration to receive options under the 2001 Stock Option Plan.

On July 25, 2001, the Compensation and Nominating Committee recommended and the Board of Directors approved that a total of 134,453 incentive stock options be granted and 115,547 non-qualified stock options be granted under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Under the terms of the Stock Option Agreements signed by each of the five persons to whom options were granted, their respective options may be exercised in whole or in part only upon or after the first to occur of the following events: (i) the occurrence of any transaction by which Darrell J. Lowrance sells 50% of the shares he then owns directly in a private placement, registered public offering or through Rule 144 sales; (ii) upon the sale by the Company of all or substantially all of the Company's assets and operations to a third party; or (iii) on or after July 24, 2010.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The members of the Compensation Committee are Mr. George W. Jones, Chairman, Mr.
M. Wayne Williams and Mr. Jason C. Sauey. Each member of the Committee is a non-employee director.

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

The key elements of the total annual compensation for executive officers consists of a base salary and variable compensation in the form of annual bonus and stock options. The base salaries are generally set based upon the information referenced above. Annual bonuses typically consist of two components, a performance bonus based entirely on the basis of the Company's pretax, prebonus earnings and a discretionary bonus on the basis of individual performance.

The committee determines the Chief Executive Officer's base pay by considering the base pay of comparable Chief Executive Officers. Additional important considerations are the Chief Executive Officer's ability to effectively manage the development and timely delivery of new products in the complex consumer electronics industry.

                                                     2004 Compensation Committee
                                                       George W. Jones, Chairman
                                                               M. Wayne Williams
                                                                  Jason C. Sauey

PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return on the Common Stock to the cumulative total returns of the NASDAQ U.S. and NASDAQ Electronic components indices. The graph assumes that the value of the investment in the Common Stock and each index was $100 as of July 31, 1999 and that all dividends were invested on a quarterly basis.

                                [GRAPHIC OMITTED]

TOTAL RETURN ANALYSIS

                                 7/31/1999    7/31/2000     7/31/2001    7/31/2002     7/31/2003     7/31/2004
------------------------------------------------------------------------------------------------------------------
LEIX                            $   100.00   $    58.59    $    47.68   $   59.15     $   139.47    $   437.82
------------------------------------------------------------------------------------------------------------------
NASDAQ Electronic Components    $   100.00   $   222.79    $    82.83   $   47.57     $    65.05    $    76.27
------------------------------------------------------------------------------------------------------------------
NASDAQ U.S.                     $   100.00   $   142.68    $    76.55   $   50.60     $    66.09    $    77.93
------------------------------------------------------------------------------------------------------------------

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

EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------
                                  (a)                        (b)                              (c)
---------------------------------------------------------------------------------------------------------------------
    Plan Category     Number of securities to be      Weighted average     Number of securities remaining available
                        issued upon exercise of      exercise price of         for future issuance under equity
                         outstanding options,       outstanding options,   compensation plans (excluding securities
                          warrants and rights       warrants and rights            reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                 250,000                   $2.67                              50,000

---------------------------------------------------------------------------------------------------------------------
Equity compensation                   --                      --                                  --
plans not approved
by security holders

---------------------------------------------------------------------------------------------------------------------
Total                            250,000                   $2.67                              50,000
---------------------------------------------------------------------------------------------------------------------

The following table sets forth, as of August 30, 2004, the number and percentages of outstanding shares of the Common Stock beneficially owned by all persons known by the Company to own more than 5% of the Company's Common Stock, by each director of the Company, and by all officers and directors of the Company as a group:

                             PRINCIPAL SHAREHOLDERS

           Name and Address                         Amount and Nature of                               Percentage
         of Beneficial Owner                        Beneficial Ownership                                of Shares
         -----------------------                    --------------------                               ----------
         Darrell J. Lowrance (1)                         1,908,123 (2)                                    50.7%
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         Ronald G. Weber (4)                                36,645                                        1.0%
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         George W. Jones (3)                                20,000                                           *
         7607 So. Marion
         Tulsa, OK  74136

         M. Wayne Williams (3)                               8,500                                           *
         2800 Hacienda Ct.
         Plano, TX  75023

         Jason C. Sauey (3)                                      0                                         N/A
         15982 Valplast Road
         Middlefield, OH  44062

         David A. Craig (4)                                      0                                         N/A
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         Larry B. Toering (4)                                    0                                         N/A
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         Mark C. McQuown (4)                                   100                                           *
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         Bob G. Callaway (4)                                     0                                         N/A
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         Jane M. Kaiser (4)                                      0                                         N/A
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         Douglas J. Townsdin (4)                                 0                                         N/A
         12000 East Skelly Drive
         Tulsa, OK  74128-2486

         All directors and                               1,973,368 (5)                                    52.5%
         officers as a group
         (including those listed
         above, 11 persons total)

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Fees paid to Deloitte and Touche LLP for the audit of the Company's annual financial statements included in the registrant's reports on Form 10-K and review of the financial statements included in the registrant's reports on Form 10-Q were $123,000 during fiscal 2004 and $117,000 during fiscal 2003.

AUDIT-RELATED FEES

There were $102,000 fees paid or payable to Deloitte & Touche LLP for audit-related services in fiscal 2004 related to a secondary offering by the Company. There were no fees paid or payable for audit-related services provided for in fiscal 2003.

TAX FEES

Fees paid to Deloitte & Touche LLP for services rendered for preparation of the Company's state and federal income tax returns, tax compliance, tax advice and tax planning were $15,000 for fiscal 2004 and $22,000 for fiscal 2003.

ALL OTHER FEES

There were no additional fees paid or payable to Deloitte & Touche LLP for any other services provided during fiscal 2004 or 2003, respectively.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor on a case-by-case basis, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee before the completion of the audit. The Audit Committee approved 100% of audit, tax and all other services provided by any audit firms.

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) Financial Statements and Exhibits:
                                                                           Page
     1. Consolidated Financial Statements:

          Index to Consolidated Financial Statements                       F-1

          Report of Independent Registered Public Accounting Firm -
            Fiscal 2003 and 2004                                           F-2

          Consolidated Balance Sheets - July 31, 2003 and 2004             F-3

          Consolidated Statements of Income and Comprehensive Income
            for the Years Ended July 31, 2002, 2003, and 2004              F-4

          Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 2002, 2003, and 2004                      F-5

          Consolidated Statements of Cash Flows for the Years
            Ended July 31, 2002, 2003, and 2004                            F-6

          Notes to Consolidated Financial Statements
            for the Years Ended July 31, 2002, 2003, and 2004              F-7

     2. Exhibits:

         3.1 Restated Certificate of Incorporation of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated October 31, 2002.

         3.2 By-Laws of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.2 to the Company's 2003 Annual Report on Form 10-K.

         4.1 Shareholders' Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464).

         4.2 First Amendment to Shareholders' Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464).

         4.3 Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464).

         10.2 Lowrance Retirement Plan and Trust incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464).

         10.3     Form of Distributor Agreements incorporated by reference to
                  Exhibit 10.4 to the Company's Registration Statement on Form S-1 (SEC File No. 33-9464).

         10.13 Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.14 Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.15 Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.16 First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.17 Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.18 Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.19 First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.20 Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de
                  C. V. dated August 30, 1996 incorporated by reference to
                  Exhibit 10.20 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.21 Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996 incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.22 Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.23 Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.24 Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.25 Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.26 Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.27 Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.28 Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.29 Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.30 Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 (SEC File No. 333-116490).

         10.31 Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.31 to the Company's 2000 Annual Report on Form 10-K.

         10.32 Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.32 to the Company's October 31, 2000 Quarterly Report on Form 10-Q.

         10.33 Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, incorporated by reference to Exhibit 10.33 to the Company's 2001 Annual Report on Form 10-K.

         10.34 Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, incorporated by reference to Exhibit 10.34 to the Company's 2001 Annual Report on Form 10-K.

         10.35 Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, incorporated by reference to Exhibit 10.35 to the Company's 2001 Annual Report on Form 10-K.

         10.36 Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, incorporated by reference to Exhibit 10.36 to the Company's 2001 Annual Report on Form 10-K.

         10.37 Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flourie Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, incorporated by reference to Exhibit 10.37 to the Company's 2001 Annual Report on Form 10-K.

         10.38 Amended and Restated 2001 Stock Option Plan for the Company, incorporated by reference to Exhibit 10.38 to the Company's 2003 Annual Report on Form 10-K.

         10.39 Second Amended and Restated Nonqualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.39 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.40 Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.40 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.41 Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, incorporated by reference to Exhibit 10.41 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.42 Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, incorporated by reference to Exhibit 10.42 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.43 Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, incorporated by reference to Exhibit 10.43 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.44 Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, incorporated by reference to Exhibit 10.44 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.45 Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.45 to the Company's October 31, 2001 Quarterly Report on Form 10-Q.

         10.46 Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.46 to the Company's January 31, 2002 Quarterly Report on Form 10-Q.

         10.47 Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.47 to the Company's October 31, 2002 Quarterly Report on Form 10-Q.

         10.48 Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, incorporated by reference to
                  Exhibit 10.48 to the Company's 2003 Annual Report on Form
                  10-K.

         10.49 Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, incorporated by reference to Exhibit 10.49 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.50 Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, incorporated by reference to Exhibit 10.50 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.51 Amendment No. 1 to Employment Agreement between the Company and Bob G. Callaway dated April 7, 2004, incorporated by reference to Exhibit 10.51 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.52 Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, incorporated by reference to Exhibit 10.52 to the Company's April 30, 2004 Quarterly Report on Form 10-Q.

         10.53 Amendment to Loan and Security Agreement dated May 1, 2004 by and between the Company and Fleet Capital, filed herewith.

         14.0 Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14.0 to the Company's Report on Form 8-K dated May 10, 2004.

         22.13 Subsidiaries of the Company as of July 31, 2001, incorporated by reference to Exhibit 22.13 to the Company's 2001 Annual Report on Form 10-K.

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

         99.2 Calculation of 2002 weighted average shares outstanding as of July 31, 2002, incorporated by reference to Exhibit 99.2 to the Company's 2003 Annual Report on Form 10-K.

(b)      Reports on Form 8-K:

         On May 13, 2004, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the third quarter and nine months ended April 30, 2004. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

         On June 15, 2004, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced the filing of a Form 10-K/A for fiscal 2003 and Form 10-Q/As for each of the first three quarters of fiscal 2004. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

         On July 8, 2004, the Company filed a Form 8-K with the SEC regarding its press release of July 7, 2004 which announced the appointment of two Senior Vice Presidents. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

         On August 4, 2004, the Company filed a Form 8-K with the SEC regarding its press release of August 4, 2004 which announced a dividend. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

         On August 26, 2004, the Company filed a Form 8-K with the SEC regarding its press release of August 26, 2004 which announced its financial results for the fiscal year ended July 31, 2004. A copy of this press release was furnished as an exhibit to this report on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets - July 31, 2003 and 2004                         F-3

Consolidated Statements of Income and Comprehensive Income
  for the Years Ended July 31, 2002, 2003, and 2004                          F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 2002, 2003, and 2004                                  F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 2002, 2003, and 2004                                              F-6

Notes to Consolidated Financial Statements for the Years Ended
  July 31, 2002, 2003, and 2004                                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Lowrance Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2003 and 2004, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the accompanying consolidated financial statements, effective August 1, 2003 the Company adopted the fair value method of accounting for stock-based compensation.


DELOITTE & TOUCHE LLP




Tulsa, Oklahoma
August 30, 2004

                           LOWRANCE ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 JULY 31,
                                                           ---------------------
                                                             2003         2004
                                                           --------     --------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  1,206     $  1,412
   Trade accounts receivable, net of reserves
     of $732,000 in 2003 and $993,000 in 2004                 8,431       10,276
   Inventories                                               15,941       23,821
   Current deferred income taxes                                894        1,107
   Prepaid expenses                                           1,290        2,041
                                                           --------     --------
         Total current assets                                27,762       38,657
                                                           --------     --------

PROPERTY, PLANT, AND EQUIPMENT, net                           7,593       10,005

OTHER ASSETS                                                     62           81
                                                           --------     --------

TOTAL ASSETS                                               $ 35,417     $ 48,743
                                                           ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                    $  2,061     $  1,874
   Accounts payable                                           2,951        6,072
   Accrued liabilities:
      Compensation and benefits                               2,704        3,175
      Product costs                                           1,004        1,968
      Accrued taxes                                              --          671
      Other                                                     893        1,119
                                                           --------     --------
         Total current liabilities                            9,613       14,879
                                                           --------     --------

LONG-TERM DEBT, less current maturities                       5,825        6,040

DEFERRED INCOME TAXES                                           371        1,169

STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value, 10,000,000 shares
      authorized, 3,761,196 shares issued and
      outstanding at July 31, 2003 and 2004                     377          377
   Paid-in capital                                            7,418        7,449
    Retained earnings                                        11,846       18,721
    Accumulated other comprehensive income (loss)               (33)         108
                                                           --------     --------
      Total stockholders' equity                             19,608       26,655
                                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 35,417     $ 48,743
                                                           ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (in thousands, except per share amounts)

                                                   FOR THE YEARS ENDED JULY 31
                                                 -------------------------------
                                                   2002        2003       2004
                                                 --------    --------   --------
NET SALES                                        $ 79,501    $ 88,297   $111,861
COST OF SALES                                      49,575      51,036     64,557
                                                 --------    --------   --------
   Gross profit                                    29,926      37,261     47,304
                                                 --------    --------   --------

OPERATING EXPENSES:
   Selling and administrative                      22,021      25,189     28,742
   Research and development                         2,650       4,191      5,252
                                                 --------    --------   --------
   Total operating expenses                        24,671      29,380     33,994
                                                 --------    --------   --------

   Operating income                                 5,255       7,881     13,310

OTHER EXPENSES:
   Interest                                         1,424         989        689
   Other                                             (104)         30        192
                                                 --------    --------   --------
   Total other expenses                             1,320       1,019        881
                                                 --------    --------   --------

INCOME BEFORE INCOME TAXES                          3,935       6,862     12,429

PROVISION FOR INCOME TAXES                          1,546       2,217      3,673
                                                 --------    --------   --------

NET INCOME                                       $  2,389    $  4,645   $  8,756
                                                 ========    ========   ========

NET INCOME PER COMMON SHARE
   Basic                                         $    .63    $   1.23   $   2.33
                                                 ========    ========   ========

   Diluted                                       $    .63    $   1.19   $   2.20
                                                 ========    ========   ========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING
   Basic                                            3,767       3,761      3,761
                                                 ========    ========   ========

   Diluted                                          3,818       3,893      3,979
                                                 ========    ========   ========

DIVIDENDS                                            NONE        NONE   $  1,881

COMPREHENSIVE INCOME:

Net Income                                       $  2,389    $  4,645   $  8,756
Foreign Currency Translation Adjustment,
   NET OF TAX                                         119         259        141
                                                 --------    --------   --------

Comprehensive Income                             $  2,508    $  4,904   $  8,897
                                                 ========    ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2002, 2003, AND 2004
                                 (in thousands)


                                                                                                        ACCUMULATED
                                                COMMON STOCK                                               OTHER
                                                ------------       PAID-IN     TREASURY    RETAINED    COMPREHENSIVE      TOTAL
                                            SHARES      AMOUNT     CAPITAL      STOCK      EARNINGS    INCOME(LOSS)       EQUITY
                                           --------    --------    --------    --------    --------    -------------    --------
Balance-
 July 31, 2001                                3,769    $    377    $  7,073    $     --    $  4,838    $   (411)        $ 11,877
Net income                                       --          --          --          --       2,389          --            2,389
Other comprehensive income:
  Foreign currency
   translation adjustment                        --          --          --          --          --         119              119
Treasury stock purchases                         (8)         --          --         (26)         --          --              (26)
                                           --------    --------    --------    --------    --------    --------         --------

Balance-
 July 31, 2002                                3,761         377       7,073         (26)      7,227        (292)          14,359
Net income                                       --          --          --          --       4,645          --            4,645
Stock option plan expense                        --          --         345          --          --          --              345
Other comprehensive income:
  Foreign currency
   translation adjustment                        --          --          --          --          --         259              259
Retirement of treasury stock                     --          --          --          26         (26)         --               --
                                           --------    --------    --------    --------    --------    --------         --------

Balance-
 July 31, 2003                                3,761         377       7,418          --      11,846         (33)          19,608
Net income                                       --          --          --          --       8,756          --            8,756
Stock option plan expense                        --          --          55          --          --          --               55
Impact of SFAS No. 123 adoption (Note 1)         --          --         (24)         --          --          --              (24)
Other comprehensive income:
   Foreign currency translation
      adjustment                                 --          --          --          --          --         141              141
Dividends ($0.50 per common share)               --          --          --          --      (1,881)         --           (1,881)
                                           --------    --------    --------    --------    --------    --------         --------
Balance-
  July 31, 2004                               3,761    $    377    $  7,449    $     --    $ 18,721    $    108         $ 26,655
                                           ========    ========    ========    ========    ========    ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             FOR THE YEARS ENDED JULY 31,
                                                          -----------------------------------
                                                             2002         2003         2004
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $   2,389    $   4,645    $   8,756
   Adjustments to reconcile net income to net cash
   provided by (used in)
    operating activities:
      Depreciation and amortization                           2,194        2,319        2,601
      Gain on sale of fixed assets                               (8)         (21)          (9)
      Deferred income taxes                                   1,164        1,346          561
      Stock option plan expense                                  --          345           55
   Change in operating assets and liabilities:
      (Increase)decrease in trade accounts
         receivable                                            (951)        (736)      (1,845)
      (Increase)decrease in inventories                       6,722       (3,811)      (7,880)
      (Increase)decrease in prepaid expenses                   (463)        (278)        (751)
      (Increase)decrease in other assets                          2          (13)         (19)
      Increase(decrease) in accounts payable                 (1,288)      (1,469)       3,121
      Increase(decrease) in accrued liabilities                 227          618        2,332
                                                          ---------    ---------    ---------
      Net cash provided by operating activities               9,988        2,945        6,922
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (1,084)      (1,566)      (3,473)
  Proceeds from sale of property, plant
      and equipment                                               8           21            9
                                                          ---------    ---------    ---------
   Net cash used in investing activities                     (1,076)      (1,545)      (3,464)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                            68,303       83,968      105,366
  Repayments of borrowings under line of credit             (75,151)     (83,391)    (104,580)
  Treasury stock purchases                                      (26)          --           --
  Dividends paid                                                 --           --       (1,881)
  Principal payments on term loan and
      capital lease obligations                              (1,948)      (1,933)      (2,298)
                                                          ---------    ---------    ---------
      Net cash used in financing activities                  (8,822)      (1,356)      (3,393)
Effect of exchange rate changes on cash                         119          259          141
                                                          ---------    ---------    ---------
      Net increase in cash and cash equivalents                 209          303          206
CASH AND CASH EQUIVALENTS - beginning of year                   694          903        1,206
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS - end of year                   $     903    $   1,206    $   1,412
                                                          =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                $   1,424    $     989    $     689
  Income taxes                                                    8        1,346        1,845

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings   $     481    $   1,242    $   1,540

The accompanying notes are an integral part of these consolidated financial statements.

                           LOWRANCE ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2002, 2003 AND 2004

(1)  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

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

PROPERTY AND DEPRECIATION

Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The building is being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets are as follows: leasehold and building improvements, 15-20 years; machinery and equipment, 5-7 years; and office furniture and fixtures, 3-5 years. Fully depreciated property and equipment with a cost of approximately $24.7 million is still in use as of July 31, 2004.

When property is retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

Maintenance, repairs, and renewals, including replacement of minor items of physical properties, are charged to income; major additions and betterments to physical properties are capitalized.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. Management monitors the carrying value of inventories using inventory control and review processes which include, but are not limited to, sales forecast review, inventory status reports and inventory reduction programs. Excess and obsolete inventory reserves are recorded by comparing available quantities of raw materials and finished goods to work order requirements for raw materials and forecasted sales for finished goods. The required reserves are adjusted based on anticipated changes in scheduled work orders resulting from process or design changes that impact raw material usage and from changes in sales forecasts resulting in changes in finished goods quantities. Actual results could vary from these estimates.

RESEARCH AND DEVELOPMENT COSTS

Costs associated with the development of new products and changes to existing products are charged to expense as incurred and include an allocation of indirect costs.

FOREIGN CURRENCY TRANSLATIONS

Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in accumulated other comprehensive income in the stockholders' equity section of the consolidated balance sheets. Transaction gains and losses are included in net income.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCRUED PRODUCT COSTS

Product warranties -- The majority of the Company's sales are made under a one-year product warranty. A provision is made at the time of sale for an estimate of future warranty costs based on recent historical product unit return rates and the average repair costs per unit incurred during each year. The estimate is adjusted, as necessary, based on actual returns or trends which differ from historical results.

Dealer premium coupons -- The Company offers a SONAR installation subsidy to qualified boat and motor dealers of its Lowrance product line. At the time of shipment, the Company provides for the estimated cost of this program as a reduction of revenue based on historical coupon return rates. This reserve is analyzed and adjusted no less than quarterly.

Returns and refurbishments -- The Company accepts product returns only on a limited, case-by-case basis. Estimated costs related to refurbishment of approved returns as of the end of each period are accounted for by providing a reserve based on the Company's historical experience. These reserves are analyzed and adjusted quarterly. Returns are recorded as a reduction of net sales at the time of receipt of the goods.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

ADVERTISING

Advertising costs are expensed as incurred. The Company expensed approximately $3.3 million, $3.9 million and $4.0 million during the fiscal years 2002, 2003 and 2004, respectively, for advertising.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable and accounts payable -- The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

Long-term debt and revolving credit line -- The amounts outstanding under the Company's term loan and revolving credit line bear interest at current floating market rates, thus their carrying amounts approximate fair market value. Interest rates underlying capitalized equipment leases approximate current market rates.

STOCK BASED COMPENSATION

The Company has a stock based compensation plan which is more fully described in
Note 5. In May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 was effective August 1, 2003.

Prior to fiscal 2004, the Company accounted for stock options utilizing the intrinsic value method for variable awards under the provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost was measured as the excess, if any, of the quoted market price of the Company's stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. Had the Company continued to account for stock options under the provisions of APB No. 25 during fiscal 2004, net income would have been lower by approximately $1,393,000 (or $0.35 per fully diluted share).

Had the Company recognized compensation expense for its stock options in fiscal years 2002 and 2003 under the provisions of SFAS No. 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                        YEARS ENDED JULY 31,
                                                     --------------------------
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2002             2003
     ----------------------------------------        ---------        ---------
     Net income:
        As reported                                  $   2,389        $   4,645

        Compensation cost -- as reported                    --              286

        Compensation cost -- fair value
           method, net of tax                              (41)             (43)
                                                     ---------        ---------
        Pro forma                                    $   2,348        $   4,888
                                                     ---------        ---------
     Earnings per share:
        Basic -- as reported                         $    0.63        $    1.23
        Diluted -- as reported                            0.63             1.19
        Pro forma -- Basic                                0.62             1.30
        Pro forma -- Diluted                              0.62             1.26
                                                     ---------        ---------

The fair value of each option grant was estimated on the date of grant using the Modified Black-Scholes European option pricing model with the following weighted average assumptions: exercise price of $2.67, dividend yield of 0%, expected volatility of 93.42%, risk-free interest rate of 5.31% and expected life of ten years. The weighted average grant date fair value of the options was $2.39, for a total value of $597,500.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform to current year presentation.

(2)  BALANCE SHEET DETAIL

INVENTORIES

Inventories consist of the following:

                                                       YEARS ENDED JULY 31,
                                                   ----------------------------
     (IN THOUSANDS)                                  2003                2004
     --------------                                --------            --------
     Raw materials                                 $  4,290            $  6,895
     Work-in-process                                  2,608               4,445
     Finished goods                                   9,598              13,171
     Reserves                                          (555)               (690)
                                                   --------            --------
        Total inventories                          $ 15,941            $ 23,821
                                                   --------            --------

Discontinued finished goods inventory attributable to fiscal 2004 product decisions was approximately $32,000 at July 31, 2004 as compared to $723,000 at July 31, 2003. Inventory on hand at July 31, 2004 for products the Company expects to discontinue during fiscal 2005 was $3.4 million. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2005.

PROPERTY, PLANT, AND EQUIPMENT

Property, Plant, and Equipment consist of the following at July 31,

     (IN THOUSANDS)                                         2003           2004
     --------------                                       -------        -------
     Land                                                 $   557        $   557
     Building and improvements                              5,318          5,345
     Machinery and equipment                               26,580         30,880
     Office furniture and fixtures                          4,339          4,966
                                                          -------        -------
                                                           36,794         41,748
     Less -- accumulated depreciation                      29,201         31,743
                                                          -------        -------
        Net property, plant, & equipment                  $ 7,593        $10,005
                                                          -------        -------

Fully depreciated property and equipment with a cost of approximately $24.7 million is still in use as of July 31, 2004.

Property, plant and equipment at July 31 includes the following amounts held in the Company's manufacturing facility in Mexico:

    (IN THOUSANDS)                                          2003           2004
    --------------                                        -------        -------
                                                          $    --        $    --
    Building and improvements                               1,311          1,311
    Machinery and equipment                                 8,683         10,229
    Office furniture and equipment                             51             81
                                                          -------        -------
                                                           10,045         11,621
    Less -- accumulated depreciation                        6,936          7,780
                                                          -------        -------
       Net property, plant, & equipment                   $ 3,109        $ 3,841
                                                          -------        -------

The property, plant, and equipment accounts at July 31 include the following amounts for leased property under capitalized leases:

     (IN THOUSANDS)                                           2003         2004
     --------------                                          ------       ------
     Machinery and equipment                                 $3,982       $3,634
     Less -- accumulated depreciation                         1,496        1,442
                                                             ------       ------
        Net property, plant, & equipment under
          capitalized leases                                 $2,486       $2,192
                                                             ------       ------

RESERVES FOR DOUBTFUL ACCOUNTS, SALES RETURNS AND CASH DISCOUNTS

Reserves for doubtful accounts, sales returns and cash discounts at July 31 consist of the following:

     (IN THOUSANDS)                                      2003             2004
     --------------                                     ------           ------
     Balance, beginning of period                       $  787           $  732
     Adjustment to provision                                (5)             263
     Write-offs                                            (50)              (2)
                                                        ------           ------
     Balance, end of period                             $  732           $  993
                                                        ------           ------

INVENTORY RESERVES

Excess, obsolete and realization reserves at July 31 consist of the following:

     (IN THOUSANDS)                                      2003             2004
     --------------                                     ------           ------
     Balance, beginning of period                       $  541           $  555
     Adjustment to provision                               215              682
     Inventory dispositions                               (201)            (547)
                                                        ------           ------
     Balance, end of period                             $  555           $  690
                                                        ------           ------

PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company's aggregate product warranty liability for the reporting period.

                                                          YEARS ENDED JULY 31,
                                                         ----------------------
     (IN THOUSANDS)                                        2003           2004
     --------------                                      -------        -------
     Balance, beginning of period                        $   720        $ 1,004
     Warranty cost incurred                               (1,786)        (2,174)
     New warranties issued                                 2,045          2,357
     Change in beginning of period estimate                   25              7
                                                         -------        -------
     Balance, end of period                              $ 1,004        $ 1,194
                                                         -------        -------

(3)  LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

                                                             YEARS ENDED JULY 31,
                                                             --------------------
     (IN THOUSANDS)                                           2003          2004
     --------------                                          ------        ------
     Revolving credit line                                   $4,509        $5,295
     Term loans due in monthly installments of $23,000
        plus interest                                         1,300           542
     Capitalized equipment lease obligations, payable
        in monthly installments of approximately $155,000,
        including interest at rates from 3.7% to 7.5%,
        with final payments ranging from January 2005
        through June 2008                                     2,077         2,077
                                                             ------        ------
                                                              7,886         7,914
     Less -- current maturities                               2,061         1,874
                                                             ------        ------
        Total long-term debt                                 $5,825        $6,040
                                                             ------        ------

Future maturities of the above debt obligations at July 31, 2004, are approximately $1.9 million, $6.0 million, $36,000 and $13,000 for the years ending July 31, 2005 through 2008, respectively.

At July 31, 2004, the Company's financing facility consisted of a $26.5 million revolving credit line and initial term loans of $7.4 million with a remaining balance of $542,000. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. At July 31, 2004, the Company had $9.5 million available under the revolving credit line.

During November 2002 the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line from December 31, 2003 to December 31, 2005. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate from prime plus 1.0% to prime plus 0.5% on all loans under the facility and the addition of LIBOR based interest rate options. In addition, the amendment allows for a permanent $1.5 million seasonal overadvance facility. Effective May 1, 2004, the interest rate was lowered to prime plus 0.25% and the LIBOR based interest rate options were also reduced. As of July 31, 2003 and 2004, the interest rate on the revolving credit line and term loans was 4.5%.

The terms of the foregoing agreement include a commitment fee of 0.25% based on the unused portion of the bank credit line in lieu of compensating balances.

The agreement requires, among other things, that the Company maintain a minimum tangible net worth and a minimum fixed charge ratio, limit the ratio of total liabilities to tangible net worth and maintain minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases and prohibits the payment of dividends without the prior written consent of the lender. The Company announced a special dividend of $0.25 per common share on August 15, 2003 to shareholders of record as of August 13, 2003 after obtaining approval from the lender. The Company also announced a special dividend of $0.25 per common share on May 26, 2004 to shareholders of record as of May 24, 2004 after obtaining approval from the lender. The declaration of dividends is within the discretion of the Company's Board of Directors and depends upon, among other things, the Company's financial results and the favorable tax treatment of dividend payments. Violation of any of the aforementioned provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The agreement also contains a provision that in the event of a defined change of ownership, the agreement may be terminated. The Company was in compliance with all covenants at July 31, 2004 except the annual $5 million limit on capital expenditures. The bank waived this covenant violation.

The Company's indebtedness is collateralized by substantially all of the Company's assets.

Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

                                                         YEARS ENDED JULY 31,
                                                       ------------------------
     (IN THOUSANDS)                                      2003             2004
     --------------                                    -------          -------
     Highest amount borrowed                           $14,827          $16,282
     Average amount borrowed                             9,507            8,910
     Weighted average interest rate                        4.7%             4.1%

(4)  LEASES

CAPITAL LEASES

Certain equipment is leased under capital lease agreements. Accordingly, such equipment is recorded as an asset, and the discounted value of the remaining lease obligations is recorded as a liability in the accompanying Consolidated Balance Sheets.

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2003 (in thousands):

                                YEARS ENDING JULY 31:
     ---------------------------------------------------------------------------
     2005                                                                 $1,657
     2006                                                                    439
     2007                                                                     36
     2008                                                                     13
                                                                          ------
     Total minimum lease payments                                          2,145
     Less-amounts representing interest                                       68
                                                                          ------
     Present value of net minimum lease payments                           2,077
     Current portion of obligations under capital leases                   1,596
                                                                          ------
     Long-term portion of obligations under capital leases                $  481
                                                                          ------

OPERATING LEASES

During fiscal 2002, 2003 and 2004, the Company recorded $1.2 million, $0.9 million and $.8 million, respectively, of expense related to operating leases.

At July 31, 2004, future minimum rental payments for operating leases totaled $1.9 million. On August 30, 1996, the Company entered into a ten-year non-cancelable lease for a manufacturing facility in Ensenada, Mexico. The Company has purchase options on both the Ensenada facility and adjacent undeveloped land through September 30, 2006. The Company may renew the leases and purchase options for four additional terms of five years each on the terms set forth in the lease and purchase option agreements. The purchase prices under both options escalate annually by 3% each October 1. As of July 31, 2004, the combined purchase price of both options was approximately $5.6 million. The Company expects to exercise both its purchase options before they expire. Lease payments for this facility are approximately $63,000 per month. The lease also includes rent escalations of 3% per year. Total future minimum rental payments under operating leases for the years ending July 31, 2005 through July 31, 2009 (including the rental for the Mexican facility assuming the purchase options are not exercised) are approximately $.8 million, $.8 million, $.2 million, $8,000, and $2,000, respectively.

(5)  STOCKHOLDERS' EQUITY AND RELATED ITEMS

On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue to selected members of management. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights. Depending upon the type of option, the options and stock appreciation rights granted cannot have terms greater than ten years and six months. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company's common stock at the date of grant. On July 2, 2001, the Company issued 134,453 incentive stock options and 115,547 non-qualified stock options; these same amounts were issued and outstanding as of July 31, 2001. Through July 31, 2004, none of these options have been exercised or canceled, and no shares are exercisable.

On July 31, 2004, there were a total of 134,453 incentive stock options and 115,547 non-qualified stock options outstanding under the 2001 Stock Option Plan, all at an exercise price of $2.67, the fair market value on the date of grant. Each option may be exercised, in whole or in part, only upon the occurrence of one of the following events: (1) the occurrence of any transaction by which the Chief Executive Officer of the Company sells 50% of the shares he then owns directly, in a private placement or registered public offering or through Rule 144 sales, or (2) the sale by the Company of all or substantially all of the Company's assets and operations to a third party, or (3) on or after July 24, 2010.

In March 2002, the Board of Directors authorized the purchase of up to $1 million dollars of the Company's stock. These purchases must comply with Rule 10b-18 of the Securities Exchange Act of 1934. As of July 31, 2004, the Company had purchased 7,600 shares at a cost of $26,000 under this program, which were reflected as treasury stock in the equity section of the fiscal 2002 consolidated balance sheet and were retired during the first quarter of fiscal 2003.

(6)  EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

                                                     INCOME        SHARES       PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                  -----------   -------------   ---------
FOR THE YEAR ENDED JULY 31, 2004
BASIC EPS
Net income available to common stockholders       $8,756,000     3,761,196       $   2.33
                                                                                 --------
EFFECT OF DILUTIVE SECURITIES
2001 Stock Option Plan options                            --       217,805
                                                  ----------    ----------
DILUTED EPS
Net Income available to common stockholders and
   assumed conversions                            $8,756,000     3,979,001       $   2.20
                                                  ----------    ----------       --------
FOR THE YEAR ENDED JULY 31, 2003
BASIC EPS
Net Income available to common stockholders       $4,645,000     3,761,196       $   1.23
                                                                                 --------
EFFECT OF DILUTIVE SECURITIES
2001 Stock Option Plan options                            --       132,128
                                                  ----------    ----------
DILUTED EPS
Net income available to common stockholders and
   assumed conversions                            $4,645,000     3,893,324       $   1.19
                                                  ----------    ----------       --------
FOR THE YEAR ENDED JULY 31, 2002
BASIC EPS
Net income available to common stockholders       $2,389,000     3,766,888       $   0.63
                                                                                 --------
EFFECT OF DILUTIVE SECURITIES
2001 Stock Option Plan options                            --        51,238
                                                  ----------    ----------
DILUTED EPS
Net income available to common stockholders and
   assumed conversions                            $2,389,000     3,818,126       $   0.63
                                                  ----------    ----------       --------

Related party disclosures -- Darrell J. Lowrance, President and Chief Executive Officer since 1964, owns 50.7% of the Company's outstanding common stock and is active in the day to day operations of the Company.

(7)  RETIREMENT PLAN

Substantially all Company employees in the United States participate in the Lowrance Savings Plan which requires the Company to contribute 3% of the participants' qualified earnings to the Plan. Also, each participant may make contributions of qualified earnings into the Plan which will be matched by the Company at 50% for each dollar contributed by the employee, not to exceed 3% of compensation. Contributions made by the Company to the Plan for the years ended July 31, 2002, 2003, and 2004 were approximately $433,000, $541,000 and
$586,000, respectively.

(8) INCOME TAXES

The provision for income taxes consists of the following:

                                                    YEARS ENDED JULY 31,
                                          --------------------------------------
     (IN THOUSANDS)                        2002            2003            2004
                                          ------          ------          ------
     Current
        U.S                               $    8          $  878          $2,947
        Foreign                              203             182             266
                                          ------          ------          ------
                                             211           1,060           3,213
                                          ------          ------          ------
     Deferred
        U.S                                1,335           1,157             460
        Foreign                               --              --              --
                                          ------          ------          ------
                                           1,335           1,157             460
                                          ------          ------          ------
     Total                                $1,546          $2,217          $3,673
                                          ------          ------          ------

Foreign income taxes are based on $0.5 million, $0.5 million and $0.9 million of foreign earnings before income taxes during 2002, 2003 and 2004, respectively.

The provision for income taxes differs from the amount calculated by multiplying income before provision for income taxes by the statutory Federal income tax rate due to the following:

                                                        YEARS ENDED JULY 31,
                                                    ----------------------------
                                                     2002       2003       2004
                                                    ------     ------     ------
     Statutory rate                                   34.0%      34.0%      34.0%
     Foreign income taxes                              5.1        2.5         .9
     State income taxes                                2.6        0.3        4.1
     Non-deductible life insurance premiums
       and entertainment expenses                      0.8        0.7        0.5
     U.S. tax treatment of foreign operations         (3.8)      (2.3)      (1.8)
     Research and development credits                 --         (3.6)      (8.2)
     Other                                             0.6        0.7        0.1
                                                    ------     ------     ------
     Effective rate                                   39.3%      32.3%      29.6%
                                                    ------     ------     ------

The Company had a net operating loss carryforward of approximately $2,697,000 at July 31, 2002, all of which was utilized during fiscal 2003. Deferred taxes on accumulated other comprehensive income were $20,000 and $63,000 as of July 31, 2003 and 2004, respectively.

The tax effect of temporary differences giving rise to the Company's consolidated deferred income taxes at July 31 are as follows:

     (IN THOUSANDS)                                         2003         2004
     --------------                                       -------       -------
     Deferred tax assets --
        Reserves for product costs                        $   410       $   515
        Reserves for compensation and benefits                388           373
        State job tax credit carryforwards                    287            --
        Accounts receivable reserves                           45           135
        Other                                                 110           119
                                                          -------       -------
           Deferred tax assets                              1,240         1,142
                                                          -------       -------
     Deferred tax liabilities --
        Depreciation                                          717           885
        Research and development                               --           319
                                                          -------       -------
           Deferred tax liabilities                           717         1,204
                                                          -------       -------
     Net deferred tax asset (liability)                   $   523       $   (62)
                                                          -------       -------

The net deferred tax asset is recorded as $894,000 in current assets and $371,000 in non-current liabilities for fiscal 2003 and $1.1 million in current assets and $1.2 million in non-current liabilities for fiscal 2004.

(9)  OPERATING SEGMENT INFORMATION

The Company has one reportable segment as the CEO and President, the Company's Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.

The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:

                                                    YEARS ENDED JULY 31,
                                            ------------------------------------
     (IN THOUSANDS)                           2002          2003          2004
     --------------                         --------      --------      --------
     Net sales:
        Domestic                            $ 62,538      $ 67,960      $ 85,769
        Foreign                               16,963        20,337        26,092
                                            --------      --------      --------
           Total                            $ 79,501      $ 88,297      $111,861
                                            --------      --------      --------

The majority of foreign sales are concentrated in Canada, Australia and Europe.

                                                     YEARS ENDED JULY 31,
                                               ---------------------------------
                                                 2002         2003         2004
                                               -------      -------      -------
     Net sales (foreign):
        Canada                                 $ 4,701      $ 5,413      $ 6,752
        Australia                                4,415        5,552        6,843
        Other                                    7,847        9,372       12,497
                                               -------      -------      -------
           Total                               $16,963      $20,337      $26,092
                                               -------      -------      -------


Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment. There are no long-lived assets in any foreign country other than Mexico.

(10) SALES TO A MAJOR CUSTOMER

No customer accounted for 10% or more of consolidated net sales in 2002, 2003 or 2004.

(11) CONCENTRATIONS OF CREDIT RISK

The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2004.

(12) SUBSEQUENT EVENT - DIVIDEND DECLARATION

On August 4, 2004, the Company declared a $0.25 per share dividend payable on August 16, 2004 to shareholders of record as of August 12, 2004.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOWRANCE ELECTRONICS, INC.


DATE: August 31, 2004                       BY: /s/ Darrell J. Lowrance
      ------------------------              ------------------------------------
                                            Darrell J. Lowrance,
                                            President and
                                            Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:



/s/ Darrell J. Lowrance
-------------------------
Darrell J. Lowrance                      President and Chief Executive                           August 31, 2004
                                         Officer, and Director
                                         (Principal Executive Officer)



/s/ Douglas J. Townsdin
-------------------------
Douglas J. Townsdin                      Vice President of Finance and                           August 31, 2004
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)



/s/ George W. Jones
-------------------------
George W. Jones                          Director                                                August 31, 2004



/s/ Jason C. Sauey
-------------------------
Jason C. Sauey                           Director                                                August 31, 2004



/s/ M. Wayne Williams
-------------------------
M. Wayne Williams                        Director                                                August 31, 2004