Form 10-Q
period 2004-10-31
LOWRANCE ELECTRONICS INC
filed 2004-12-01
CIK 804073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☑

At October 31, 2004, there were 5,135,516 shares of Registrant’s $0.10 par value Common Stock outstanding.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	Oct. 31,	Oct. 31,	July 31,
	2004	2003	2004
		(As Restated,
		See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,565	$1,010	$1,412
Trade accounts receivable, less allowances	8,079	6,284	10,276
Inventories	39,599	17,392	23,821
Current deferred income taxes	1,136	835	1,107
Prepaid income taxes	2,854	1,399	—
Prepaid expenses	2,563	1,260	2,041

Total current assets	57,796	28,180	38,657
PROPERTY, PLANT, AND EQUIPMENT, net	11,687	8,146	10,005
OTHER ASSETS	590	62	81

TOTAL ASSETS	$70,073	$36,388	$48,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,417	$2,012	$1,874
Accounts payable	9,377	4,859	6,072
Accrued liabilities:
Compensation and benefits	2,426	2,180	3,175
Product costs	2,215	983	1,968
Accrued taxes	156	145	671
Other	972	1,628	1,119

Total current liabilities	16,563	11,807	14,879
LONG-TERM DEBT, less current maturities	218	6,824	6,040
DEFERRED INCOME TAXES	2,021	515	1,169
STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized; 5,135,516 shares issued and outstanding at October 31, 2004; 3,761,196 shares issued and outstanding at July 31, 2004 and October 31, 2003	514	377	377
Paid-in capital	34,316	7,400	7,449
Retained earnings	16,076	9,335	18,721
Accumulated other comprehensive income	365	130	108

Total stockholders’ equity	51,271	17,242	26,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,073	$36,388	$48,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	Oct. 31,	Oct. 31,
	2004	2003
		(As Restated,
		See Note 1)
NET SALES	$17,475	$14,036
COST OF SALES	10,931	8,984

Gross profit	6,544	5,052
OPERATING EXPENSES:
Selling and administrative	7,133	5,848
Research and development	1,691	1,230

Total operating expenses	8,824	7,078

Operating loss	(2,280)	(2,026)

OTHER EXPENSES:
Interest expense	122	206
Other, net	65	137

Total other expenses	187	343

LOSS BEFORE INCOME TAXES	(2,467)	(2,369)
BENEFIT FOR INCOME TAXES	(762)	(798)

NET LOSS	$(1,705)	$(1,571)

NET LOSS PER COMMON SHARE:
Basic	$(0.39)	$(0.42)

Diluted	$(0.39)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,395	3,761

Diluted	4,395	3,761

DIVIDENDS	$940	$940

OTHER COMPREHENSIVE LOSS NET OF TAX:
NET LOSS	$(1,705)	$(1,571)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	257	163

COMPREHENSIVE LOSS	$(1,448)	$(1,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2004
(in thousands)

					Accumulated
	Common Stock				Other
			Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance-
July 31, 2004	3,761	$377	$7,449	$18,721	$108	$26,655
Net loss	—	—	—	(1,705)	—	(1,705)
Stock option plan expense	—	—	393	—	—	393
Net proceeds from secondary public offering	1,150	115	25,115	—	—	25,230
Cashless exercise of stock options	224	22	(22)	—	—	—
Tax benefit from stock option exercises	—	—	1,381	—	—	1,381
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	257	257
Dividends ($0.25 per common share)	—	—	—	(940)	—	(940)

Balance- October 31, 2004	5,135	$514	$34,316	$16,076	$365	$51,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	Oct. 31,	Oct. 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,705)	$(1,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	737	633
Gain on sale of fixed assets	—	(4)
Deferred income taxes	823	168
Stock option plan expense	393	17
Tax benefit of stock options exercised	1,381	—
Changes in operating assets and liabilities:
(Increase)decrease in trade accounts receivable	2,197	2,147
(Increase)decrease in inventories	(15,778)	(1,451)
(Increase)decrease in prepaids and other assets	(3,885)	(1,369)
Increase (decrease) in accounts payable and accrued liabilities	2,141	2,243

Net cash provided by (used in) operating activities	(13,696)	813

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,419)	(374)
Proceeds from sale of property, plant and equipment	—	4

Net cash used in investing activities	(2,419)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	25,716	16,114
Repayments of borrowings under line of credit	(31,011)	(15,477)
Dividend payment	(940)	(940)
Net proceeds from secondary public offering	25,230	—
Principal payments on term loan and capital lease obligations	(984)	(499)

Net cash provided by (used in) financing activities	18,011	(802)
Effect of exchange rate changes on cash	257	163

Net increase (decrease) in cash and cash equivalents	2,153	(196)
CASH AND CASH EQUIVALENTS — beginning of period	1,412	1,206

CASH AND CASH EQUIVALENTS — end of period	$3,565	$1,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$122	$206
Income taxes	360	6
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$—	$812
Cashless exercise of stock options	22	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

(1)	BASIS OF PRESENTATION

The financial statements subsequent to July 31, 2004 and with respect to the interim three month periods ended October 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2004, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2004 filed with the Securities and Exchange Commission on Form 10-K.

Certain reclassifications have been made to the October 31, 2003 financial statements to conform to the classifications used for the period ended October 31, 2004

In May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 was effective August 1, 2003 and was reflected in the Company’s annual consolidated financial statements for the year ended July 31, 2004. Accordingly, the October 31, 2003 interim consolidated financial statements presented herein have been restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of the adoption of SFAS No. 123 on the Company’s previously reported consolidated financial statements as of and for the three months ended October 31, 2003.

		As
		Restated
		for the
	As	Adoption
	Previously	of SFAS
	Reported	No. 123
For the three months ended:
Selling and Administrative Expenses	$6,652	$5,848
Operating Loss	(2,830)	(2,026)
Loss Before Income Taxes	(3,173)	(2,369)
Net Loss	(2,237)	(1,571)
Net Loss Per Share:
Basic	$(0.59)	$(0.42)
Diluted	$(0.59)	$(0.42)
As of October 31:
Stockholders’ Equity	$17,414	$17,242

(2)	INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	Oct. 31,	Oct. 31,	July 31,
	2004	2003	2004
	(in thousands)
Raw materials	$12,727	$6,045	$6,895
Work-in-process	6,876	4,036	4,445
Finished goods	20,999	8,128	13,171
Reserves	(1,003)	(817)	(690)

Total inventories	$39,599	$17,392	$23,821

Discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $3.1 million at October 31, 2004 as compared to approximately $3.4 million at July 31, 2004. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2005.

(3)	PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the three-month reporting period.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2004	2003
	(in thousands)
Beginning balance	$1,193	$1,004
Warranty cost incurred	(617)	(580)
New warranties issued	340	550
Change in beginning of period estimate	16	9

Ending balance	$932	$983

(4)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

	Oct. 31,	Oct. 31,	July 31,
	2004	2003	2004
	(in thousands)
Revolving credit line	—	$5,146	$5,295
Term loan	—	990	542
Capitalized equipment lease obligations, payable in monthly installments of approximately $155,000 including interest at rates from 3.7% to 7.5%, with final payments ranging from January 2005 through June 2008	1,635	2,700	2,077

	1,635	8,836	7,914
Less — current maturities	1,417	2,012	1,874

Total long-term debt	$218	$6,824	$6,040

At October 31, 2004, the Company’s financing facility consisted of a $26.5 million revolving credit line. The revolving credit line provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $13 million in total. The interest rate on the financing facility is prime plus .25%, which was 4.75% as of October 31, 2004. The Company had $12.9 million available under the revolving credit line at October 31, 2004.

The Company was in compliance with all debt covenants at October 31, 2004.

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

The Company markets its products internationally through foreign distributors, except in Canada and Australia where it has its own distribution operations. The majority of foreign sales are concentrated in Canada, Australia and Europe.

Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K. There are no significant long-lived assets in any foreign country other than Mexico.

(6)	EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended October 31, 2004
Basic EPS
Net Income (loss) available to common stockholders	$(1,705,000)	4,394,516	$(0.39)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income(loss) available to common stockholders + assumed conversions	$(1,705,000)	4,394,516	$(0.39)

For the three months ended October 31, 2003
Basic EPS
Net Income(loss) available to common stockholders	$(1,571,000)	3,761,196	$(0.42)

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income(loss) available to common stockholders + assumed conversions	$(1,571,000)	3,761,196	$(0.42)

(a) The 2001 Stock Option Plan options, which were outstanding for the entire three-month period ended October 31, 2003 but only for a portion of the three-month period ended October 31, 2004, are not included as they are anti-dilutive.

(7)	SECONDARY PUBLIC OFFERING

On September 17, 2004, the Company completed a secondary public offering of 2,160,758 shares of common stock which included 1,000,000 shares that were sold by the Company. In conjunction with the offering, all outstanding stock options vested. On October 4, 2004, the Company completed the sale of an additional 150,000 shares that resulted from the exercise of the over-allotment option by JP Morgan Securities, Inc. The net proceeds from the sale of the 1,150,000 shares by the Company in the secondary public offering were $25,230,000.

The option holders exercised a portion of their options and sold the related shares in the secondary public offering. Prior to October 31, 2004, the option holders exercised all remaining outstanding options.

Part I, Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q. For a description of our critical accounting policies and an understanding of the significant factors that influence our performance, see our Annual Report on Form 10-K for the year ended July 31, 2004.

As discussed in Note 1 to the condensed consolidated financial statements, the Company’s financial statements for the three months ended October 31, 2003 have been restated to reflect the adoption of SFAS No. 123. The accompanying management’s discussion and analysis gives effect to that restatement.

Company Overview

We design, manufacture, market and sell a comprehensive range of high-quality, cost-effective sound navigation and ranging (SONAR) and global positioning system (GPS) products and digital mapping systems under two different brand names (Lowrance and Eagle) for use in marine, general consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR and combination SONAR/GPS products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 73 different marine, outdoor, aviation and original equipment manufacturer products.

We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal with the lowest sales occurring in the first fiscal quarter (August through October) and the highest sales occurring in the third fiscal quarter (February through April) due to marine consumer purchases during the beginning of the fishing season. We focus on developing product lines that address most price points in our markets in order to provide a broad range of features to consumers. We have increased the number of new product introductions in each of the last three fiscal years and the current fiscal year. For the fiscal year 2005, we introduced more than 50 new SONAR and GPS products. The introduction of new products has resulted in the increase in sales and gross margin discussed below.

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

Executive Summary

During the quarter ended October 31, 2004, we noted:

•	Sales for the quarter were $17.5 million, a 24.5% increase from the same period last year.

•	Fully diluted net loss per share for the quarter was $0.39, as compared to $0.42 for the same period last year.

•	Gross profit margin for the quarter increased by $1.5 million, a 29.5% increase from the same period last year.

•	As part of an on-going commitment to develop new technology and improve existing technology, we had an average of 19 additional design engineers for the quarter as compared to the average for the same period last year.

•	We received $25.2 million in net proceeds from our secondary public offering. We utilized these proceeds to pay off our remaining term loan, pay down our revolving credit line and for general operating uses.

Results of Operations

Three months ended October 31, 2004 compared to three months ended October 31, 2003

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of operations and comprehensive income for the three months ended October 30, 2004 and 2003:

	Three Months Ended		Increase (Decrease)
	October 31,		From 2003
(dollars in thousands)	2004	2003	$	%
Net Sales	$17,475	$14,036	$3,439	24.5%
Gross Profit	6,544	5,052	1,492	29.5%
Selling and Administrative Expenses	7,133	5,848	1,285	22.0%
Research and Development Expenses	1,691	1,230	461	37.5%
Operating Loss	(2,280)	(2,026)	(254)	(12.5)%
Interest Expense	122	206	(84)	(40.8)%
Pretax Loss	(2,467)	(2,369)	(98)	(4.1)%
Net Loss	$(1,705)	$(1,571)	(134)	(8.5)%

Expressed as a percent of net sales:	2004	2003
Gross Profit	37.4%	36.0%
Selling and Administrative Expenses	40.8%	41.7%
Research and Development Expenses	9.7%	8.8%
Operating Loss	(13.0)%	(14.4)%
Interest Expense	0.7%	1.5%
Pretax Loss	(14.1)%	(16.9)%
Net Loss	(9.8)%	(11.2)%

Sales and Margin

Total net sales increased by $3.4 million, or 24.5%, for the three months ended October 31, 2004 as compared to the same period last year, on a 17.6% increase in unit sales. This year over year increase in sales is due to:

•	New SONAR and SONAR/GPS navigation products at new price points which were introduced after the first quarter in fiscal 2004 and; therefore, shipping throughout the first quarter of fiscal 2005. These new price points were at the upper end of our price point range;

•	New GPS handhelds which were introduced after the first quarter in fiscal 2004 and; therefore, shipping throughout the first quarter of fiscal 2005.

•	Two new Aviation GPS products, one of which was introduced after the first quarter in fiscal 2004 and was; therefore, shipping throughout the first quarter of fiscal 2005. The other new Aviation GPS product began to ship in September 2004; and

•	Increased sales from new product introductions at previously existing price points.

The gross profit margin increased by $1.5 million, or 29.5%, for the three months ended October 31, 2004 as compared to the same period last year. The gross margin increase is due to the same factors noted above in the discussion of the sales increase. The gross profit margin percentage increased to 37.4% as compared to 36.0% last year.

Operating Expenses and Income

Operating expenses increased by $1.7 million, or 24.7%, during the three months ended October 31, 2004 compared to the same period last year. Operating expenses as a percentage of sales increased to 50.5% as compared to 50.4% last year. Operating expenses are comprised of selling and administrative expenses and research and development expenses. The following paragraphs discuss the changes in these specific expense line items.

During the three months ended October 31, 2004, selling and administrative expenses increased by $1.3 million, or 22.0%, over the previous year due to variable selling costs such as freight, accrued warranty costs and cash discounts which increased as a result of increased sales and also to increased selling, advertising and marketing efforts focused on new products and the new automotive turn-by-turn market. In addition, the secondary stock offering triggered the vesting of the outstanding stock options. Therefore, we were required to recognize the $393,000 remaining unamortized fair value of those stock options as compensation expense during the quarter ended October 31, 2004.

Research and development expenses increased by $461,000 during the three months ended October 31, 2004 compared to the same period last year due primarily to staffing increases. For the three months ended October 31, 2004 we had an average of 19 additional design engineers compared to the same period last year.

Interest Expense

Interest expense for the three months ended October 31, 2004 decreased by $84,000, or 40.8%, as compared to the previous year and decreased as a percentage of sales to 0.7% from 1.5% year over year. We paid off our remaining term loan and paid down our revolver with the proceeds from the secondary offering. The interest rate on our primary credit facility ranged from 4.5% to 5.5% for the three months ended October 31, 2004 as compared to 4.5% for the same period last year. The prime rate ranged from 4.25% to 4.75% for the three months ended October 31, 2004 as compared to 4.0% for the three months ended October 31, 2003.

Income Taxes

The effective tax rates were 30.9% and 33.7%, respectively, for the three months ended October 31, 2004 and 2003. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated results from operations.

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

Sources of Capital

Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility and lease financing. Our revolving credit facility consists of a $26.5 million line. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $13 million. At October 31, 2004, we had $12.9 million available under the revolving credit line. During the quarter ended October 31, 2004, we completed a secondary public offering in which we sold 1,150,000 shares. The net proceeds from the secondary public offering were $25.2 million. We utilized these proceeds to pay off our remaining term loan, pay down our revolving credit line and for general operating uses.

We were in compliance with all loan covenants at October 31, 2004.

Cash flows

Cash flows used in operating activities were $13.7 million for the three months ended October 31, 2004 as compared to cash flows provided by operations of $813,000 for the same period last year. The change was primarily due to increased inventory levels in fiscal 2005 as compared to the same period last year. We increased finished goods inventory in order to provide manufacturing flexibility during our peak season as we enter the new automotive turn-by-turn market. We also increased our raw material purchases as a result of the current market conditions in the electronic component industry which are impacting lead times for those components. Cash used for capital expenditures was $2.4 million. The capital expenditures primarily related to new product tooling projects and manufacturing equipment.

Discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $3.1 million at October 31, 2004 as compared to approximately $3.4 million at July 31, 2004. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2005. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the company in forward-looking statements:

•	Financial performance and cash flow from operations in fiscal 2005 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which the Company operates, one or more key factors discussed in “Part I, Item 1. Business” of the Company’s most recent Form 10-K could have an adverse effect on expected results for fiscal 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Historically, we have been exposed to cash flow and interest rate risk due to changes in interest rates with respect to long-term debt. See Note 4 to the condensed consolidated financial statements for details on our long-term debt. As a result of the proceeds received from the secondary public offering described in Note 7, we paid off our remaining term loan and paid down our revolving credit line. A 0.5% increase in the prime rate for the three months ended October 31, 2004 would have had a negative after-tax impact on earnings of approximately $2,500.

We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currencies. Sales to countries other than Canada and Australia are denominated in United States dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $25,000 on intercompany balances recorded at October 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Principal Executive Officer and the Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of October 31, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange

Act) during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

                Not applicable

Item 2. Unregistered Sales of Equity and Use of Proceeds

                Not applicable

Item 3. Defaults upon Senior Securities

                Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

                Not applicable

Item 5. Other Information

                Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a.)	The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

     Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002.

3.2	By-Laws of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.2 to the Company’s 2003 Report on Form 10-K.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.2	Lowrance Retirement Plan and Trust incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.3	Form of Distributor Agreements incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement of Form S-1 (SEC File No. 333-116490).

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut

Capital Corporation), incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, incorporated by reference to Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, incorporated by reference to Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, incorporated by reference to Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, incorporated by reference to Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith

Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, incorporated by reference to Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K.

10.38	Amended and Restated 2001 Stock Option Plan of the Company, incorporated by reference to Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K.

10.39	Second Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.39 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.40 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, incorporated by reference to Exhibit 10.41 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, incorporated by reference to Exhibit 10.42 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, incorporated by reference to Exhibit 10.43 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, incorporated by reference to Exhibit 10.44 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.45 to the Company’s October 31, 2001 Quarterly Report on Form 10-Q.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.46 to the Company’s January 31, 2002 Quarterly Report on Form 10-Q.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.47 to the Company’s October 31, 2002 Quarterly Report on Form 10-Q.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, incorporated by reference to Exhibit 10.49 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, incorporated by reference to Exhibit 10.50 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bobby G. Callaway dated April 7, 2004, incorporated by reference to Exhibit 10.51 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, incorporated by reference to Exhibit 10.52 to the Company’s April 30,2004 Quarterly Report on Form 10-Q.

10.53	Amendment to Loan and Security Agreement dated May 1, 2004 by and between the Company and Fleet Capital incorporated by reference to Exhibit 10.53 to the Company’s 2004 Annual Report on Form 10-K.

14.0	Code of Ethics, incorporated by reference to Exhibit 14.0 to the Company’s May 10, 2004 report on Form 8-K.

22.13	Subsidiaries of the Company as of July 31, 2001, incorporated by reference to Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b)	Reports on Form 8-K:

On September 14, 2004, the Company filed a Form 8-K with the SEC regarding Regulation FD Disclosure.

On September 21, 2004, the Company filed a Form 8-K with the SEC regarding its press release dated September 17, 2004 which announced the pricing of a secondary public offering of 2,160,758 shares of its common stock at $24.00 per share. A copy of this press release was furnished as an exhibit to the report on Form 8-K.

On October 5, 2004, the Company filed a Form 8-K with the SEC regarding its press release dated October 4, 2004 which announced the exercise of an over-allotment option granted to the underwriter, JP Morgan Securities, Inc., of its previously announced offering of 2,160,758 shares of common stock, which was completed on September 22, 2004, for an additional 308,978 shares of common stock at a price of $24.00 per share. A copy of this press release was furnished as an exhibit to the report of Form 8-K.

On November 30, 2004, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the first quarter ended October 31, 2004. A copy of this press release was furnished as an exhibit to the report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.
DATE: December 1, 2004	BY: /s/ Darrell J. Lowrance
Darrell J. Lowrance,
President and Chief Executive Officer (Principal Executive Officer)

DATE: December 1, 2004	BY: /s/ Douglas J. Townsdin
Douglas J. Townsdin
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)