Form 10-Q
period 2005-01-31
LOWRANCE ELECTRONICS INC
filed 2005-02-28
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

YES ☐ NO ☑

At January 31, 2005, there were 5,135,516 shares of Registrant’s $0.10 par value Common Stock outstanding.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	January 31,	January 31,	July 31,
	2005	2004	2004
		(As Restated,
		See Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,308	$813	$1,412
Trade accounts receivable, less allowances	23,353	15,582	10,276
Inventories	50,626	26,195	23,821
Current deferred income taxes	1,345	1,642	1,107
Prepaid income taxes	1,600	—	—
Prepaid expenses	3,033	1,456	2,041

Total current assets	81,265	45,688	38,657

PROPERTY, PLANT, AND EQUIPMENT, net	19,131	8,380	10,005

OTHER ASSETS	500	64	81

TOTAL ASSETS	$100,896	$54,132	$48,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,073	$1,831	$1,874
Accounts payable	11,286	10,926	6,072
Accrued liabilities:
Compensation and benefits	2,938	2,463	3,175
Product costs	2,371	2,198	1,968
Income taxes	152	197	671
Other	1,733	1,239	1,119

Total current liabilities	19,553	18,854	14,879

LONG-TERM DEBT, less current maturities	26,752	15,650	6,040

DEFERRED INCOME TAXES	1,167	702	1,169

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 5,135,516 shares issued and outstanding at January 31, 2005; 3,761,196 shares issued and outstanding at January 31, 2004 and July 31, 2004	514	377	377
Paid-in capital	34,316	7,417	7,449
Retained earnings	18,244	10,944	18,721
Accumulated other comprehensive income	350	188	108

Total stockholders’ equity	53,424	18,926	26,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,896	$54,132	$48,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004
		(As Restated,		(As Restated,
		See Note 1)		See Note 1)
NET SALES	$32,646	$24,468	$50,121	$38,504

COST OF SALES	20,325	14,405	31,256	23,389

Gross profit	12,321	10,063	18,865	15,115

OPERATING EXPENSES:
Selling and administrative	7,429	6,223	14,562	12,071
Research and development	1,533	1,214	3,224	2,444

Total operating expenses	8,962	7,437	17,786	14,515

Operating income	3,359	2,626	1,079	600

OTHER EXPENSES:
Interest expense	222	165	344	371
Other, net	(9)	25	56	162

Total other expenses	213	190	400	533

INCOME BEFORE INCOME TAXES	3,146	2,436	679	67

PROVISION FOR INCOME TAXES	978	827	216	29

NET INCOME	$2,168	$1,609	$463	$38

NET INCOME PER SHARE
BASIC	$0.42	$0.43	$0.10	$0.01

DILUTED	$0.42	$0.40	$0.10	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,135	3,761	4,765	3,761

DILUTED	5,135	3,978	4,765	3,970

DIVIDENDS	NONE	NONE	$940	$940

OTHER COMPREHENSIVE INCOME
NET OF TAX:

NET INCOME	$2,168	$1,609	$463	$38

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(15)	58	242	221

COMPREHENSIVE INCOME	$2,153	$1,667	$705	$259

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 31, 2005
(in thousands)

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance-July 31, 2004	3,761	$377	$7,449	$18,721	$108	$26,655
Net income	—	—	—	463	—	463
Stock option plan expense	—	—	393	—	—	393
Net proceeds from secondary public offering	1,150	115	25,115	—	—	25,230
Cashless exercise of stock options	224	22	(22)	—	—	—
Tax benefit from stock option exercises	—	—	1,381	—	—	1,381
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	242	242
Dividends ($0.25 per common share)	—	—	—	(940)	—	(940)

Balance-January 31, 2005	5,135	$514	$34,316	$18,244	$350	$53,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	January 31,	January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$463	$38
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,535	1,271
(Gain) loss on retirement of fixed assets	13	(4)
Deferred income taxes	(240)	(452)
Stock option plan expense	393	34
Tax benefit of stock options exercised	1,381	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(13,077)	(7,151)
(Increase) decrease in inventories	(26,805)	(10,254)
(Increase) decrease in prepaids and other assets	(3,011)	(168)
Increase (decrease) in accounts payable and accrued liabilities	5,475	9,471

Net cash used in operating activities	(33,873)	(7,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,643)	(1,026)
Proceeds from sales of property, plant and equipment	—	4

Net cash used in investing activities	(10,643)	(1,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	68,487	40,113
Repayments of borrowings under line of credit	(47,178)	(30,275)
Dividend payment	(940)	(940)
Net proceeds from secondary public offering	25,230	—
Principal payments on term loan and capital lease obligations	(1,429)	(1,275)

Net cash provided by financing activities	44,170	7,623

Effect of exchange rate changes on cash	242	221

Net decrease in cash and cash equivalents	(104)	(393)

CASH AND CASH EQUIVALENTS - beginning of period	1,412	1,206

CASH AND CASH EQUIVALENTS - end of period	$1,308	$813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$344	$371
Income taxes	1,117	12

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$31	$1,032
Cashless exercise of stock options	22	—

The accompanying notes are an integral part of these condensed consolidated financial statements

LOWRANCE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)

(1) BASIS OF PRESENTATION

The financial statements subsequent to July 31, 2004 and with respect to the interim three and six month periods ended January 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three and six months ended January 31, 2005, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2004 filed with the Securities and Exchange Commission on Form 10-K.

Certain reclassifications have been made to the January 31, 2004 financial statements to conform to the classifications used for the period ended January 31, 2005.

In May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 was effective August 1, 2003 and was reflected in the Company’s annual consolidated financial statements for the year ended July 31, 2004. Accordingly, the January 31, 2004 interim financial statements presented herein have been restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s previously reported condensed consolidated financial statements as of and for the three and six months ended January 31, 2004.

		As Restated
		for the
	As Previously	Adoption of SFAS
	Reported	No.123
For the three months ended:
Selling and Administrative Expenses	$6,309	$6,223
Operating Income	2,540	2,626
Income Before Income Taxes	2,350	2,436
Net Income	1,538	1,609
Net Income Per Share:
Basic	$0.41	$0.43
Diluted	$0.39	$0.40
For the six months ended:
Selling and Administrative Expenses	$12,961	$12,071
Operating Income (Loss)	(290)	600
Income (Loss) Before Income Taxes	(823)	67
Net Income (Loss)	(699)	38
Net Income (Loss) Per Share:
Basic	$(0.19)	$0.01
Diluted	$(0.19)	$0.01

As of January 31:
Stockholders’ Equity	$19,113	$18,926

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is effective for the Company beginning August 1, 2005. The Company is evaluating the revised standard but expects no significant impact upon adoption since it had previously adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123.

(2) BALANCE SHEET DETAIL

Inventories -

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	Jan. 31,	Jan. 31,	July 31,
	2005	2004	2004
	(in thousands)
Raw materials	$18,529	$10,398	$6,895
Work-in-process	12,753	6,888	4,445
Finished goods	20,419	10,103	13,171
Reserves	(1,075)	(1,194)	(690)

Total inventories	$50,626	$26,195	$23,821

Discontinued finished goods inventory approximately attributable to fiscal 2005 product decisions was approximately $791,000 at January 31, 2005 as compared to approximately $3.4 million at July 31, 2004. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2005.

In December 2004, the Company exercised its purchase option on the Ensenada manufacturing facility and adjacent undeveloped land. In addition, the Company purchased additional undeveloped land adjacent to the leased property. The total purchase price was approximately $6.8 million.

(3) PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the six-month reporting period.

	Six Months Ended
	Jan. 31,	Jan. 31,
	2005	2004
	(in thousands)
Beginning balance	$1,193	$1,004
Warranty cost incurred	(980)	(1,054)
New warranties issued	747	1,065
Change in beginning of period estimate	(8)	24

Ending balance	$952	$1,039

(4) LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

	Jan. 31,	Jan. 31,	July 31,
	2005	2004	2004
	(in thousands)
Revolving credit line	$26,604	$14,347	$5,295
Term loan	—	680	542
Capitalized equipment lease obligations (net), payable in monthly installments of approximately $155,000 including interest at rates from 3.7% to 9.1%, with final payments ranging from March 2005 through October 2009	1,221	2,454	2,077

	27,825	17,481	7,914
Less - current maturities	1,073	1,831	1,874

Total long-term debt	$26,752	$15,650	$6,040

At January 31, 2005, the Company’s financing facility consisted of a $26.5 million revolving credit line with a temporary over-line advance of up to $2 million available through March 1, 2005. The revolving credit line provides for borrowings based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $15 million in total. The interest rate on the financing facility is determined quarterly based upon the ratio of borrowings to EBITDA (as defined in the loan documents). The Company can choose an interest rate that is prime based or LIBOR based. The interest rates range from prime to prime plus 0.25% and from LIBOR plus 1.75% to LIBOR plus 2.50%. At January 31, 2005, the interest rate was prime. The interest rate for the third quarter, based upon the January 31, 2005 ratio of borrowing to EBITDA, is prime or LIBOR plus 2.00%. The Company had $1 million available at January 31, 2005 under the revolving credit line, inclusive of the temporary over-line.

The Company was in compliance with all debt covenants at January 31, 2005.

The terms of the foregoing agreement include a commitment fee of 0.25% based on the unused portion of the revolving credit line in lieu of compensating balances.

The Company’s indebtedness is collateralized by substantially all of the Company’s assets, except for the manufacturing facility in Ensenada, Mexico.

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

(6) EARNINGS PER SHARE

Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended January 31, 2005

Basic and Diluted EPS
Net Income available to common stockholders	$2,168,000	5,135,516	$0.42

For the three months ended January 31, 2004

Basic EPS
Net Income available to common stockholders	$1,609,000	3,761,196	$0.43

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	217,239

Diluted EPS
Net Income available to common stockholders + assumed conversions	$1,609,000	3,978,435	$0.40

For the six months ended January 31, 2005

Basic EPS
Net Income available to common stockholders	$463,000	4,765,016	$0.10

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income available to common stockholders + assumed conversions	$463,000	4,765,016	$0.10

For the six months ended January 31, 2004

Basic EPS
Net Income available to common stockholders	$38,000	3,761,196	$0.01

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	208,340

Diluted EPS
Net Income available to common stockholders + assumed conversions	$38,000	3,969,536	$0.01

(a) The options outstanding in the first quarter of fiscal 2005, prior to their exercise, were antidilutive. Therefore, in accordance with SFAS No. 128, these options are excluded from the six month January 31, 2005 EPS calculation.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company’s financial statements for the three months and six months ended January 31, 2004 have been restated to reflect the adoption of SFAS No. 123. The accompanying management’s discussion and analysis gives effect to that restatement.

Company Overview

We design, manufacture, market and sell a comprehensive range of high-quality, cost-effective sound navigation and ranging (SONAR) and global positioning system (GPS) products and digital mapping systems under two different brand names (Lowrance and Eagle) for use in marine, general consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR and combination SONAR/GPS products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 86 different marine, outdoor, aviation and original equipment manufacturer products.

We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal with the lowest sales occurring in the first fiscal quarter (August through October) and the highest sales occurring in the third fiscal quarter (February through April) due to marine consumer purchases during the beginning of the boating season. We focus on developing product lines that address most price points in our markets in order to provide a broad range of capabilities and features to consumers. We have increased the number of new product introductions in each of the last three fiscal years and in the current fiscal year. For the fiscal year 2005, we introduced more than 50 new SONAR and GPS products. The introduction of new products has resulted in the increase in sales and gross margin discussed below.

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

Executive Summary

During the quarter and six months ended January 31, 2005, we noted:

-	Sales for the quarter were $32.6 million, a 33.4% increase from the same period last year. Sales for the six months were $50.1 million, a 30.2% increase from the same period last year.

-	Fully diluted net income per share for the quarter was $0.42, as compared to $0.40 for the same period last year. Fully diluted net income per share for the six months was $0.10 as compared to $0.01 for the same period last year.

-	Gross profit margin increased by $2.3 million for the quarter as compared to the same period last year, and gross profit margin increased by $3.8 million for the six months as compared to the same period last year.

-	As part of an on-going commitment to develop new technology and improve existing technology, we had an average of 7 additional design engineers for the quarter and 6 additional design engineers for the six months as compared to the average for the same periods last year.

-	During the first quarter we received $25.2 million in net proceeds from our secondary public offering. We utilized these proceeds to pay off our remaining term loan, pay down our revolving credit line outstanding as of that date and for general operating uses.

Three Months Ended January 31, 2005

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended January 31, 2005 and 2004:

	Three Months Ended		Increase / (Decrease)
	January 31		From 2004
(dollars in thousands)	2005	2004	$	%
Net Sales	$32,646	$24,468	$8,178	33.4%
Gross Profit	12,321	10,063	2,258	22.4%
Selling and Administrative Expenses	7,429	6,223	1,206	19.4%
Research and Development Expenses	1,533	1,214	319	26.3%
Operating Income	3,359	2,626	733	27.9%
Interest Expense	222	165	57	34.5%
Pretax Income	3,146	2,436	710	29.1%
Net Income	$2,168	$1,609	559	34.7%

	Three Months Ended
	January 31,
Expressed as a percent of net sales:	2005	2004
Gross Profit	37.7%	41.1%
Selling and Administrative Expenses	22.8%	25.4%
Research and Development Expenses	4.7%	5.0%
Operating Income	10.3%	10.7%
Interest Expense	0.7%	0.7%
Pretax Income	9.6%	10.0%
Net Income	6.6%	6.6%

Results of Operations

Sales and Margin

Our total net sales increased by $8.2 million, or 33.4%, for the three months ended January 31, 2005, as compared to the same period last year, on a 19.8% increase in unit sales. This year over year increase in sales is due to:

•	New SONAR and SONAR/GPS navigation products at new price points in the upper end of our price range introduced during the first and second quarters of fiscal 2005.

•	New GPS handhelds introduced during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

•	A new Automotive GPS product, the IWAY 500C, which began shipping in late October 2004.

•	Increased sales from new product introductions at previously existing price points.

The gross profit margin increased by $2.3 million, or 22.4%, for the three months ended January 31, 2005, as compared to the same period last year. The gross margin increase is due to the same factors noted above in the discussion of the sales increase. The gross margin expressed as a percentage of net sales decreased to 37.7% as compared to 41.1% last year. The year over year decrease in the gross margin percentage is a result of increased sales of our GPS handhelds and Automotive GPS products, which carry a lower gross margin percentage than that of our SONAR and SONAR/GPS navigation products.

Operating Expenses and Income

Operating expenses increased by $1.5 million, or 20.5%, during the three months ended January 31, 2005 compared to the same period last year. Operating expenses as a percentage of sales were 27.5% as compared to 30.4% for the previous year. Operating expenses are comprised of selling and administrative expenses and research and development expenses. The following paragraphs discuss the changes in these specific expense line items.

Selling and administrative expenses increased by $1.2 million, or 19.4%, for the three months ended January 31, 2005 as compared to the prior year primarily as a result of increased advertising, selling and marketing efforts relating to new product introductions, in particular that of the IWAY 500C.

Research and development expenses increased by $319,000, or 26.3%, for the three months ended January 31, 2005 as compared to the prior year primarily as a result of staffing increases. For the three months ended January 31, 2005, we had an average of 7 additional design engineers as compared to the average for the same period last year.

Interest Expense

Interest expense for the three months ended January 31, 2005 increased by $57,000, or 34.5%, as compared to the previous year and remained the same as a percentage of sales at 0.7% year over year. The interest rate on the Company’s primary financing facility ranged from 5.00% to 5.25% for the three months ended January 31, 2005 as compared to 4.5% for the same period last year. The prime rate ranged from 4.75% to 5.25% for the three months ended January 31, 2005 as compared to 4.0% for the three months ended January 31, 2004.

Income Taxes

The effective tax rates were 31.1% and 33.9%, respectively, for the three months ended January 31, 2005 and 2004. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional research and development tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated results from operations.

Six Months Ended January 31, 2005

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended January 31, 2005 and 2004:

	Six Months Ended		Increase / (Decrease)
	January 31,		From 2004
(dollars in thousands)	2005	2004	$	%
Net Sales	$50,121	$38,504	$11,617	30.2%
Gross Profit	18,865	15,115	3,750	24.8%
Selling and Administrative Expenses	14,562	12,071	2,491	20.6%
Research and Development Expenses	3,224	2,444	780	31.9%
Operating Income	1,079	600	479	79.8%
Interest Expense	344	371	(27)	(7.3)%
Pretax Income	679	67	612	913.4%
Net Income	$463	$38	$425	1,118.4%

	Six Months Ended
	January 31,
Expressed as a percent of net sales:	2005	2004
Gross Profit	37.6%	39.3%
Selling and Administrative Expenses	29.1%	31.3%
Research and Development Expenses	6.4%	6.3%
Operating Income	2.2%	1.6%
Interest Expense	0.7%	1.0%
Pretax Income	1.4%	0.2%
Net Income	0.9%	0.1%

Sales and Margin

Total net sales increased by $11.6 million, or 30.2%, for the six months ended January 31, 2005, as compared to the same period last year, on an 18.9% increase in unit sales. This year over year increase in sales is due to:

•	New SONAR and SONAR/GPS navigation products at new price points in the upper end of our price range introduced during the first and second quarters of fiscal 2005 in addition to new products introduced after the first quarter of fiscal 2004 that shipped throughout the first quarter of fiscal 2005.

•	New GPS handhelds introduced during the first and fourth quarters of fiscal 2004 and the first quarter of fiscal 2005.

•	A new Automotive GPS product, the IWAY 500C, which began shipping in late October 2004.

•	Increased sales from new product introductions at previously existing price points.

The gross profit margin increased by $3.8 million, or 24.8%, for the six months ended January 31, 2005 as compared to the same period last year. The gross margin increase is due to the same factors noted above in the discussion of the sales increase. The gross profit margin expressed as a percentage of net sales decreased to 37.6% as compared to 39.3% last year. The year over year decrease in the gross margin percentage is a result of increased sales of our GPS handhelds and Automotive GPS products, which carry a lower gross margin percentage than that of our SONAR and SONAR/GPS navigation products.

Operating Expenses and Income

Operating expenses increased by $3.3 million, or 22.5%, during the six months ended January 31, 2005 compared to the same period last year. Operating expenses as a percentage of sales decreased to 35.5% from 37.7% during the six months ended January 31, 2005. Operating expenses are comprised of selling and administrative expenses and research and development expenses. The following paragraphs discuss the changes in these specific expense line items.

During the six months ended January 31, 2005, selling and administrative expenses increased by $2.5 million, or 20.6%, over the previous year primarily as a result of increased advertising, selling and marketing efforts relating to new product introductions, in particular that of the IWAY 500C. Other year over year cost increases include business insurance and consulting fees related to Sarbanes-Oxley compliance efforts.

Research and development expenses increased by $780,000 during the six months ended January 31, 2005 as compared to the same period last year due primarily to staffing increases. For the six months ended January 31, 2005, we had an average of 6 additional design engineers as compared to the average for the same period last year.

Interest Expense

Interest expense for the six months ended January 31, 2005 decreased by $27,000, or (7.3%), as compared to the previous year and decreased as a percentage of sales to 0.7% from 1.0% year over year. The interest rate on the Company’s primary financing facility ranged from 4.5% to 5.25% for the six months ended January 31, 2005 as compared to 4.5% for the same period last year. The prime rate ranged from 4.25% to 5.25% for the six months ended January 31, 2005 as compared to 4.0% for the six months ended January 31, 2004.

Income Taxes

The effective tax rates were 31.8% and 43.3%, respectively, for the six months ended January 31, 2005 and 2004. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the U.S. treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates is due to the impact of additional tax credits and foreign taxes that do not fluctuate in direct proportion to our consolidated results from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as described in Section 13(j) of the Securities Exchange Act of 1934.

Liquidity and Capital Resources

General

We require capital principally for capital expenditures, working capital and interest payments. Our capital expenditures typically relate to new product tooling and manufacturing equipment. Working capital is required primarily to fund inventory through payments to suppliers and manufacturing payroll costs until the inventory is sold and the receivables collected. Our working capital requirements are seasonal and vary from period to period depending on manufacturing volumes, timing of shipments and the payment cycles of our customers and suppliers.

Sources of Capital

Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility and lease financing. Our revolving credit facility consists, as of January 31, 2005, of a $26.5 million revolving credit line with a temporary over-line advance of up to $2 million available through March 1, 2005. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $15 million. At January 31, 2005, we had $1 million available under the revolving credit line, inclusive of the temporary over-line. During the first quarter, we completed a secondary public offering in which we sold 1,150,000 shares. The net proceeds from the secondary public offering were $25.5 million. At the close of the secondary public offering we utilized these proceeds to pay off our remaining term loan, pay down our revolving credit line outstanding at the time.

The Company was in compliance with all loan covenants at January 31, 2005.

Cash Flows

Cash flows used in operating activities were $33.9 million for the six months ended January 31, 2005 as compared to $7.2 million for the same period last year. The change was primarily due to increased inventory and accounts receivable levels in fiscal 2005 as compared to the same period last year. We increased finished goods inventory in order to provide manufacturing flexibility during our peak season as we entered the new automotive turn-by-turn market. We also increased our raw material purchases as a result of the current market conditions in the electronic component industry which are impacting lead times for those components. Accounts receivable increases are related to the year over year increase in net sales; in particular, January 2005 sales were $7.4 million higher than sales in January 2004, an increase of 72.7%. Operating cash flows were utilized to fund capital expenditures of $10.6 million, $6.8 million of which was related to the purchase of our formerly leased manufacturing facility in Ensenada, Mexico, plus some additional undeveloped land adjacent to the formerly leased facility.

Discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $791,000 as compared to approximately $3.4 million at July 31, 2004. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2005. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

As a result of seasonal product demand, we utilize the revolving credit line to address our fluctuating liquidity needs. With the peak of our selling season occuring during the third quarter, operating cash flows during our third and fourth quarters are historically stronger than our first two fiscal quarters. Management expects positive cash flow from operations in our third and fourth quarters as a result of the third quarter peak selling season. Management believes the sources of liquidity discussed above are adequate to satisfy our current working capital and capital equipment needs. However, if we decide to pursue future acquisitions or make capital expenditures not currently anticipated, we may need to raise additional capital.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is effective for the Company beginning August 1, 2005. The Company is evaluating the revised standard but expects no significant impact upon adoption since it had previously adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to cash flow and interest rate risk due to changes in interest rates with respect to long-term debt. See Note 4 to the condensed consolidated financial statements for details on our long-term debt. A 0.5% increase in the prime rate for the six months ended January 31, 2005 would have had a negative after-tax impact on earnings of approximately $8,000.

We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currency. Sales to other countries are denominated in U.S. dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $23,000 on intercompany balances recorded at January 31, 2005.

     Item 4. Control and Procedures

The Principal Executive Officer and the Principal Financial Officers have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2005, the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings

Not applicable

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

     Item 3. Defaults upon Senior Securities

Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

On December 14, 2004, the Company held its Annual Meeting of Stockholders. The matters presented to Stockholders and voted on at the meeting, and the results thereof, are as follows:

A.	The Company’s Stockholders elected the following Directors for a one-year term. The voting results were as follows:

	Votes For	Votes Withheld
Darrell J. Lowrance	4,911,356	97,845
Jason C Sauey	4,909,901	99,300
George W. Jones	4,911,501	97,700
M. Wayne Williams	4,911,401	97,800

B.	The Company’s Stockholders ratified the appointment of Deloitte and Touche LLP as the Company’s independent accountants for the fiscal year ending July 31, 2005. The voting results were as follows:

	Votes For	Votes Against	Abstaining
Ratification of appointment of independent accountants	4,925,310	16,351	67,540

     Item 5. Other Information

Not applicable.

     Item 6. Exhibits and Reports on Form 8-K

(a.)	The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

Exhibit Index:
3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002.

3.2	By-Laws of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.2 to the Company’s 2003 Report on Form 10-K.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.2	Lowrance Retirement Plan and Trust incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.3	Form of Distributor Agreements incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement of Form S-1 (SEC File No. 333-116490).

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, incorporated by reference to Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, incorporated by reference to Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, incorporated by reference to Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, incorporated by reference to Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, incorporated by reference to Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K.

10.38	Amended and Restated 2001 Stock Option Plan of the Company, incorporated by reference to Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K.

10.39	Second Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.39 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.40 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, incorporated by reference to Exhibit 10.41 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, incorporated by reference to Exhibit 10.42 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, incorporated by reference to Exhibit 10.43 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, incorporated by reference to Exhibit 10.44 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.45 to the Company’s October 31, 2001 Quarterly Report on Form 10-Q.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.46 to the Company’s January 31, 2002 Quarterly Report on Form 10-Q.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.47 to the Company’s October 31, 2002 Quarterly Report on Form 10-Q.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, incorporated by reference to Exhibit 10.49 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, incorporated by reference to Exhibit 10.50 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bobby G. Callaway dated April 7, 2004, incorporated by reference to Exhibit 10.51 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, incorporated by reference to Exhibit 10.52 to the Company’s April 30,2004 Quarterly Report on Form 10-Q.

10.53	Amendment to Loan and Security Agreement dated May 1, 2004 by and between the Company and Fleet Capital incorporated by reference to Exhibit 10.53 to the Company’s 2004 Annual Report on Form 10-K.

10.54	December 2004 Amendment to Loan and Security Agreement by and between the Company and Fleet Capital, filed herewith.

14.0	Code of Ethics, incorporated by reference to Exhibit 14.0 to the Company’s May 10, 2004 report on Form 8-K.

22.13	Subsidiaries of the Company as of July 31, 2001, incorporated by reference to Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b)	Reports on Form 8-K:

On February 28, 2005, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the second quarter ended January 31, 2005. A copy of this press release was furnished as an exhibit to the report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.

DATE: February 28, 2005	BY: /s/ Darrell J. Lowrance

Darrell J. Lowrance,
President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 28, 2005	BY: /s/ Douglas J. Townsdin

Douglas J. Townsdin
Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)