Form 10-Q
period 2005-04-30
LOWRANCE ELECTRONICS INC
filed 2005-05-31
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

YES ☐ NO ☑

At April 30, 2005, there were 5,135,516 shares of Registrant’s $0.10 par value Common Stock outstanding.

LOWRANCE ELECTRONICS, INC.

FORM 10-Q

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

ASSETS

	April 30,	April 30,	July 31,
	2005	2004	2004
		(As Restated,
		See Note 1)

CURRENT ASSETS:
Cash and cash equivalents	$3,494	$1,193	$1,412
Accounts receivable, less allowances	30,165	21,406	10,276
Inventories	43,473	22,967	23,821
Current deferred income taxes	1,120	1,789	1,107
Prepaid income taxes	233	148	—
Prepaid expenses	2,766	1,360	2,041

Total current assets	81,251	48,863	38,657

PROPERTY, PLANT, AND EQUIPMENT, net	18,931	9,745	10,005

OTHER ASSETS	427	64	81

TOTAL ASSETS	$100,609	$58,672	$48,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$742	$1,842	$1,874
Accounts payable	9,436	8,586	6,072
Accrued liabilities:
Compensation and benefits	3,044	2,988	3,175
Product costs	2,093	2,291	1,968
Income taxes	871	2,312	671
Other	1,609	1,181	1,119

Total current liabilities	17,795	19,200	14,879

LONG-TERM DEBT, less current maturities	21,450	12,965	6,040

DEFERRED INCOME TAXES	1,532	959	1,169

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 5,135,516 shares issued and outstanding at April 30, 2005; 3,761,196 shares issued and outstanding at April 30, 2004 and July 31, 2004.	514	377	377
Paid-in capital	34,316	7,434	7,449
Retained earnings	24,684	17,615	18,721
Accumulated other comprehensive income	318	122	108

Total stockholders’ equity	59,832	25,548	26,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,609	$58,672	$48,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
		(As Restated,		(As Restated,
		See Note 1)		See Note 1)

NET SALES	$53,200	$46,296	$103,321	$84,800

COST OF SALES	32,003	25,640	63,259	49,029

Gross profit	21,197	20,656	40,062	35,771

OPERATING EXPENSES:
Selling and administrative	10,055	9,206	24,617	21,277
Research and development	1,417	1,316	4,641	3,760

Total operating expenses	11,472	10,522	29,258	25,037

Operating income	9,725	10,134	10,804	10,734

OTHER EXPENSES:
Interest expense	361	187	705	558
Other, net	24	48	80	210

Total other expenses	385	235	785	768

INCOME BEFORE INCOME TAXES	9,340	9,899	10,019	9,966

PROVISION FOR INCOME TAXES	2,900	3,228	3,116	3,257

NET INCOME	$6,440	$6,671	$6,903	$6,709

NET INCOME PER SHARE
BASIC	$1.25	$1.77	$1.41	$1.78

DILUTED	$1.25	$1.68	$1.41	$1.69

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	5,135	3,761	4,886	3,761

DILUTED	5,135	3,982	4,886	3,975

DIVIDENDS	NONE	NONE	$940	$940

OTHER COMPREHENSIVE INCOME
NET OF TAX:

NET INCOME	$6,440	$6,671	$6,903	$6,709

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	32	(66)	210	155

COMPREHENSIVE INCOME	$6,472	$6,605	$7,113	$6,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 30, 2005
(in thousands)

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance- July 31, 2004	3,761	$377	$7,449	$18,721	$108	$26,655
Net income	—	—	—	6,903	—	6,903
Stock option plan expense	—	—	393	—	—	393
Net proceeds from secondary public offering	1,150	115	25,115	—	—	25,230
Cashless exercise of stock options	224	22	(22)	—	—	—
Tax benefit from stock option exercises	—	—	1,381	—	—	1,381
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	210	210
Dividends ($0.25 per common share)	—	—	—	(940)	—	(940)

Balance- April 30, 2005	5,135	$514	$34,316	$24,684	$318	$59,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	April 30,	April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,903	$6,709
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,392	1,930
(Gain) loss on retirement of fixed assets	13	(4)
Deferred income taxes	350	(342)
Stock option plan expense	393	51
Tax benefit of stock options exercised	1,381	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(19,889)	(13,123)
(Increase) decrease in inventories	(19,652)	(7,026)
(Increase) decrease in prepaids and other assets	(1,304)	(72)
Increase (decrease) in accounts payable and accrued liabilities	4,048	9,806

Net cash used in operating activities	(25,365)	(2,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,287)	(2,857)
Proceeds from sales of property, plant and equipment	(13)	4

Net cash used in investing activities	(11,300)	(2,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	106,937	75,686
Repayments of borrowings under line of credit	(90,880)	(68,211)
Dividend payment	(940)	(940)
Net proceeds from secondary public offering	25,230	—
Principal payments on term loans and capital lease obligations	(1,810)	(1,779)

Net cash provided by financing activities	38,537	4,756
Effect of exchange rate changes on cash	210	155

Net increase (decrease) in cash and cash equivalents	2,082	(13)

CASH AND CASH EQUIVALENTS — beginning of period	1,412	1,206

CASH AND CASH EQUIVALENTS — end of period	$3,494	$1,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$705	$527
Income taxes	1,117	566

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	31	$1,225
Cashless exercise of stock options	22	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

(1)	BASIS OF PRESENTATION

The financial statements subsequent to July 31, 2004 and with respect to the interim three and nine month periods ended April 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three and nine months ended April 30, 2005, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2004 filed with the Securities and Exchange Commission on Form 10-K.

Certain reclassifications have been made to the prior period financial statements presented to conform to the classifications used for the period ended April 30, 2005.

In May 2004, the Company adopted the fair value method of accounting for stock based compensation prescribed by SFAS No. 123 under the modified prospective method permitted by SFAS No. 148. The adoption of SFAS No. 123 was effective August 1, 2003 and was reflected in the Company’s annual consolidated financial statements for the year ended July 31, 2004. Accordingly, the April 30, 2004 financial statements presented herein have been restated to reflect the adoption of SFAS No. 123.

The following is a summary of the effects of adoption of SFAS No. 123 on the Company’s previously reported condensed consolidated financial statements as of and for the three and nine months ended April 30, 2004.

		As Restated for the
	As Previously	Adoption of SFAS
	Reported	No. 123

For the three months ended:
Selling and Administrative Expenses	$9,391	$9,206
Operating Income	9,949	10,134
Income Before Income Taxes	9,714	9,899
Net Income	6,517	6,671
Net Income Per Share:
Basic	$1.73	$1.77
Diluted	$1.64	$1.68

For the nine months ended:
Selling and Administrative Expenses	$22,352	$21,277
Operating Income	9,659	10,734
Income Before Income Taxes	8,891	9,966
Net Income	5,818	6,709
Net Income Per Share:
Basic	$1.55	$1.78
Diluted	$1.46	$1.69

As of April 30:
Stockholders’ Equity	$25,766	$25,548

(2)	INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	April 30,	April 30,	July 31,
	2005	2004	2004
		(in thousands)
Raw materials	$14,757	$5,980	$6,895
Work-in-process	10,826	4,439	4,445
Finished goods	19,042	13,677	13,171
Excess, obsolete and realization reserves	(1,152)	(1,129)	(690)

Total inventories	$43,473	$22,967	$23,821

Discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $264,000 at April 30, 2005 as compared to approximately $3.4 million at July 31, 2004. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2005.

(3)	PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the nine-month reporting period.

	Nine Months Ended
	April 30,	April 30,
	2005	2004
	(in thousands)
Beginning balance	$1,193	$1,004
Warranty cost incurred	(1,465)	(1,544)
New warranties issued	1,554	1,858
Change in beginning of period estimate	(3)	(8)

Ending balance	$1,279	$1,310

(4)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and revolving credit line are summarized below:

	April 30,	April 30,	July 31,
	2005	2004	2004
		(in thousands)
Revolving credit line	$21,352	$11,984	$5,295
Term loan	—	611	542
Capitalized equipment lease obligations, payable in monthly installments of approximately $113,000 including interest at rates from 3.7% to 9.1%, with final payments ranging from September 2005 through October 2009	840	2,212	2,077

	22,192	14,807	7,914

Less — current maturities	742	1,842	1,874

Total long-term debt	$21,450	$12,965	$6,040

At April 30, 2005, the Company’s financing facility consisted of a $26.5 million revolving credit line which provides for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $15 million in total. The interest rate on the financing facility is determined quarterly based upon the ratio of borrowings to EBITDA (as defined in the loan documents). The Company can choose an interest rate that is prime based or LIBOR based. The interest rates range from prime to prime plus 0.25% and from LIBOR plus 1.75% to LIBOR plus 2.5%. At April 30, 2005, the interest rate was LIBOR plus 2.00% or 5.09%. The interest rate for the fourth quarter, based upon the April 30, 2005 ratio of borrowing to EBITDA, is prime or LIBOR plus 2.00%. The Company had $2.7 million available under the revolving credit line at April 30, 2005.

The Company was in compliance with all debt covenants at April 30, 2005.

The terms of the foregoing agreement include a commitment fee of .25% on the unused portion of the revolving credit line in lieu of compensating balances.

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

(6)	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended April 30, 2005

Basic and Diluted EPS

Net Income available to common stockholders	$6,440,000	5,135,516	$1.25

For the three months ended April 30, 2004

Basic EPS

Net Income available to common stockholders	$6,671,000	3,761,196	$1.77

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	220,578

Diluted EPS
Net Income available to common stockholders + assumed conversions	$6,671,000	3,981,774	$1.68

For the nine months ended April 30, 2005

Basic EPS
Net Income available to common stockholders	$6,903,000	4,885,802	$1.41

Effect of Dilutive Securities
2001 Stock Option Plan Options (a)	—	—

Diluted EPS
Net Income available to common stockholders + assumed conversions	$6,903,000	4,885,802	$1.41

For the nine months ended April 30, 2004

Basic EPS
Net Income available to common stockholders	$6,709,000	3,761,196	$1.78

Effect of Dilutive Securities
2001 Stock Option Plan Options	—	213,413

Diluted EPS
Net Income available to common stockholders + assumed conversions	$6,709,000	3,974,609	$1.69

(a)	The options outstanding in the first quarter of fiscal 2005, prior to their exercise, were antidilutive. Therefore, in accordance with SFAS No. 128, these options are excluded from the nine month April 30, 2005 EPS calculation.

(7)	SECONDARY PUBLIC OFFERING

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

As discussed in Note 1 to the condensed consolidated financial statements, our financial statements for the three months and nine months ended April 30, 2004 have been restated to reflect the adoption of SFAS No. 123. The accompanying management discussion and analysis gives effect to that restatement.

Company Overview

We design, manufacture, market and sell a comprehensive range of high-quality, cost-effective sound navigation and ranging (SONAR) and global positioning system (GPS) products and digital mapping systems under two different trade names (Lowrance and Eagle) for use in marine, general consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR and combination SONAR/GPS products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 90 different marine, outdoor, aviation and original equipment manufacturer products.

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

Executive Summary

During the quarter and nine months ended April 30, 2005, we noted:

•	Sales for the quarter were $53.2 million, a 14.9% increase from the same period last year. Sales for the nine months were $103.3 million, a 21.8% increase from the same period last year.

•	Fully diluted net income per share for the quarter was $1.25, as compared to $1.68 for the same period last year. Fully diluted net income per share for the nine months was $1.41, as compared to $1.69 for the same period last year.

•	Gross profit for the quarter increased by $0.5 million, a 2.6% increase over the same period last year. Gross profit for the nine months increased $4.3 million, a 12% increase over the same period last year.

•	As part of an on-going commitment to develop new technology and improve existing technology, we had an average of seven additional design engineers for the quarter and for the nine months as compared to the average for the same periods last year.

•	During the first quarter we received $25.2 million in net proceeds from our secondary public offering. We utilized these proceeds to pay off our remaining term loan, pay down our revolving credit line outstanding as of that date and for general operating uses.

Three months ended April 30, 2005

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of income and comprehensive income for the three months ended April 30, 2005 and 2004:

	Three Months Ended		Increase (Decrease)
	April 30,		From 2004
(dollars in thousands)	2005	2004	$	%
Net Sales	$53,200	$46,296	$6,904	14.9%
Gross Profit	21,197	20,656	541	2.6%
Selling and Administrative Expenses	10,055	9,206	849	9.2%
Research and Development Expenses	1,417	1,316	101	7.7%
Operating Income	9,725	10,134	(409)	(4.0)%
Interest Expense	361	187	174	93.0%
Pretax Income	9,340	9,899	(559)	(5.6)%
Net Income	$6,440	$6,671	$(231)	(3.5)%

	Three Months Ended
	April 30,
Expressed as a percent of net sales:	2005	2004
Gross Profit	39.8%	44.6%
Selling and Administrative Expenses	18.9%	19.9%
Research and Development Expenses	2.7%	2.8%
Operating Income	18.3%	21.9%
Interest Expense	0.7%	0.4%
Pretax Income	17.6%	21.4%
Net Income	12.1%	14.4%

Sales and Margin

Total net sales increased by $6.9 million, or 14.9%, for the three months ended April 30, 2005 as compared to the same period last year, on a 2.5% increase in unit sales. This year over year increase in sales is due to:

•	New Automotive GPS products (the IWAY500C and 100M), which began to ship in October 2004.

•	New GPS handhelds introduced during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

•	New SONAR and SONAR/GPS navigation products at new price points in the upper end of our price point range introduced during the first and second quarters of fiscal 2005.

Gross profit increased by $0.5 million, or 2.6%, for the three months ended April 30, 2005 as compared to the same period last year. The gross profit increase is due to the same factors noted above in the discussion of the sales increase. Gross profit expressed as a percentage of sales decreased to 39.8% as compared to 44.6% last year. The year over year decrease in the gross profit percentage is a result of increased sales of our Automotive GPS and GPS handheld products, which have lower gross profit percentages than our marine products.

Operating Expenses and Income

Operating expenses increased by $1.0 million, or 9.0%, during the three months ended April 30, 2005 compared to the same period last year. Operating expenses as a percentage of sales decreased to 21.6% for the three months ended April 30, 2005 as compared to 22.7% for the previous year. Operating expenses are comprised of selling and administrative expenses and research and development expenses. The following paragraphs discuss the changes in these specific expense line items.

During the three months ended April 30, 2005, selling and administrative expenses increased by $0.8 million, or 9.2%, over the previous year primarily as a result of increased advertising, selling, and marketing efforts focused on new products, in particular the IWAY500C. Variable selling costs such as freight and cash discounts increased as a result of increased sales in addition to year over year cost increases for consulting fees related to Sarbanes-Oxley compliance efforts.

Research and development expenses increased by $101,000 during the three months ended April 30, 2005 compared to the same period last year due primarily to staffing increases in design engineering and related support staff. These increases were partially offset by increased allocations to manufacturing resulting from the transition of new products from design to production. For the three months ended April we had an average of seven additional design engineers compared to the same period last year.

Interest Expense

Interest expense for the three months ended April 30, 2005 increased by $174,000, or 93%, as compared to the previous year and increased as a percentage of sales to 0.7% from 0.4% year over year. The interest rate on our primary credit facility ranged from 4.875% to 5.75% for the three months ended April 30, 2005 as compared to 4.5% for the same period last year. The prime rate ranged from 5.25% to 5.75% for the three months ended April 30, 2005 as compared to 4.0% for the three months ended April 30, 2004.

Income Taxes

The effective tax rates were 31.0% and 32.6%, respectively, for the three months ended April 30, 2005 and 2004. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective.

Nine months ended April 30, 2005

Financial Highlights

The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of income and comprehensive Income for the nine months ended April 30, 2005 and 2004:

	Nine Months Ended		Increase (Decrease)
	April 30,		From 2004
(dollars in thousands)	2005	2004	$	%
Net Sales	$103,321	$84,800	$18,521	21.8%
Gross Profit	40,062	35,771	4,291	12.0%
Selling and Administrative Expenses	24,617	21,277	3,340	15.7%
Research and Development Expenses	4,641	3,760	881	23.4%
Operating Income	10,804	10,734	70	0.7%
Interest Expense	705	558	147	26.3%
Pretax Income	10,019	9,966	53	0.5%
Net Income	$6,903	$6,709	$194	2.9%

	Nine Months Ended
	April 30,
Expressed as a percent of net sales:	2005	2004
Gross Profit	38.8%	42.2%
Selling and Administrative Expenses	23.8%	25.1%
Research and Development Expenses	4.5%	4.4%
Operating Income	10.5%	12.7%
Interest Expense	0.7%	0.7%
Pretax Income	9.7%	11.8%
Net Income	6.7%	7.9%

Sales and Margin

Total net sales increased by $18.5 million, or 21.8%, for the nine months ended April 30, 2005 as compared to the same period last year, on a 10.7% increase in unit sales. This year over year increase in sales is due to:

•	New Automotive GPS products (the IWAY500C and 100M), which began to ship in October 2004.

•	New GPS handhelds introduced during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

•	New SONAR and SONAR/GPS navigation products at new price points in the upper end of our price point range introduced during the first and second quarters of fiscal 2005.

Gross profit increased by $4.3 million, or 12.0%, for the nine months ended April 30, 2005 as compared to the same period last year. The gross profit increase is due to the same factors noted above in the discussion of the sales increase. The gross profit expressed as a percentage of net sales decreased to 38.8% as compared to 42.2% last year. The year over year decrease in the gross profit percentage is a result of increased sales of our Automotive GPS and GPS handheld products, which have lower gross profit percentages than our marine products.

Operating Expenses and Income

Operating expenses increased by $4.2 million, or 16.9%, during the nine months ended April 30, 2005 compared to the same period last year. Operating expenses as a percentage of sales decreased to 28.3% from 29.5% during the nine months ended April 30, 2005. Operating expenses are comprised of selling and administrative expenses and research and development expenses. The following paragraphs discuss the changes in these specific expense line items.

During the nine months ended April 30, 2005, selling and administrative expenses increased by $3.3 million, or 15.7%, over the previous year primarily due to increased advertising, selling and marketing efforts focused on new products, in particular the IWAY500C. In addition, there were year over year cost increases for consulting fees related to Sarbanes-Oxley compliance efforts and increased variable selling costs such as freight and cash discounts as a result of increased sales.

Research and development expenses increased by $881,000, or 23.4%, during the nine months ended April 30, 2005 compared to the same period last year due primarily to staffing increases in design engineer and related support staff and to requisite increases in related development expenses such as lab supplies and prototypes. For the nine months ended April 30, 2005, we had an average of seven additional design engineers compared to the same period last year.

Interest Expense

Interest expense for the nine months ended April 30, 2005 increased by $147,000, or 26.3%, as compared to the previous year and remained the same as a percentage of sales of 0.7% for both periods. The interest rate on our primary credit facility ranged from 3.95% to 5.75% for the nine months ended April 30, 2005 as compared to a range of 4.75% to 5.75% for the same period last year. The prime rate ranged from 4.5% to 5.75% for the nine months ended April 30, 2005 as compared to a range of 4.25% to 4.75% for the nine months ended April 30, 2004.

Income Taxes

The effective tax rates were 31.1% and 32.7%, respectively, for the nine months ended April 30, 2005 and 2004. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective.

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

Sources of Capital

Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility and lease financing. Our revolving credit facility consists of a $26.5 million line. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $15 million. At April 30, 2005, we had $2.7 million available under the revolving credit line. During the first quarter, we completed a secondary public offering in which we sold 1,150,000 shares. The net proceeds from the secondary public offering were $25.2 million. At the close of the secondary public offering, we utilized these proceeds to pay off our remaining term loan and pay down our revolving credit line outstanding at the time.

We were in compliance with all loan covenants at April 30, 2005.

Cash flows

Cash flows used in operating activities were $25.4 million for the nine months ended April 30, 2005 as compared to $2.1 million for the same period last year. The increase was primarily due to higher inventories and accounts receivable during the first nine months of fiscal 2005 as compared to the same period last year. Our inventories increased as a result of sales increases and the increase in the number of products in our product lines. Cash utilized for capital expenditures was $11.3 million, $6.8 million of which was related to the purchase of our formerly leased manufacturing facility in Ensenada, Mexico plus some additional undeveloped land adjacent to the formerly leased facility.

Discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $264,000 at April 30, 2005 as compared to approximately $3.4 million at July 31, 2004. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2005. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.

Demand for our products is seasonal. Accordingly, we utilize the revolving credit line to address our fluctuating liquidity needs. Operating cash flows during the third and fourth quarters are historically stronger than our first two fiscal quarters. Management expects continued positive cash flow in the fourth quarter. Management believes the sources of liquidity discussed above are adequate to satisfy our current working capital and capital equipment needs. However, if we decide to pursue future acquisitions or make capital expenditures not currently anticipated, we may need to raise additional capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to cash flow and interest rate risk due to changes in interest rates with respect to our long-term debt. See Note 4 to the condensed consolidated financial statements for details on our long-term debt. A 0.5% increase in the prime rate for the nine months ended April 30, 2005 would have had a negative after-tax impact on earnings of approximately $35,000.

We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currencies. Sales to other countries are denominated in U.S. dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $150,000 on intercompany balances recorded at April 30, 2005.

Item 4. Controls and Procedures

The Principal Executive Officer and the Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of April 30, 2005, the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date.

In connection with the evaluation described above, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable

Item 3. Defaults upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a.)	The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.

Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002.

3.2	By-Laws of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.2 to the Company’s 2003 Report on Form 10-K.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.2	Lowrance Retirement Plan and Trust incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.3	Form of Distributor Agreements incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement of Form S-1 (SEC File No. 333-116490).

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, incorporated by reference to Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, incorporated by reference to Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, incorporated by reference to Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, incorporated by reference to Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K.

10.37	A Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, incorporated by reference to Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K.

10.38	Amended and Restated 2001 Stock Option Plan of the Company, incorporated by reference to Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K.

10.39	Second Amended and Restated Non-Qualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.39 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.40 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, incorporated by reference to Exhibit 10.41 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, incorporated by reference to Exhibit 10.42 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, incorporated by reference to Exhibit 10.43 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, incorporated by reference to Exhibit 10.44 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.45 to the Company’s October 31, 2001 Quarterly Report on Form 10-Q.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.46 to the Company’s January 31, 2002 Quarterly Report on Form 10-Q.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.47 to the Company’s October 31, 2002 Quarterly Report on Form 10-Q.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, incorporated by reference to Exhibit 10.49 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, incorporated by reference to Exhibit 10.50 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bobby G. Callaway dated April 7, 2004, incorporated by reference to Exhibit 10.51 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, incorporated by reference to Exhibit 10.52 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.53	Amendment to Loan and Security Agreement dated May 1, 2004 by and between the Company and Fleet Capital incorporated by reference to Exhibit 10.53 to the Company’s 2004 Annual Report on Form 10-K.

10.54	December 2004 Amendment to Loan and Security Agreement by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.54 to the Company’s January 31, 2005 Quarterly Report on Form 10-Q.

14.0	Code of Ethics, incorporated by reference to Exhibit 14.0 to the Company’s May 10, 2004 report on Form 8-K.

22.13	Subsidiaries of the Company as of July 31, 2001, incorporated by reference to Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

(b)	Reports on Form 8-K:

On April 8, 2005, the Company filed a Form 8-K with the SEC regarding a Rule 10b5-1 trading plan entered into by a Company executive.

On May 31, 2005, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the third quarter ended April 30, 2005. A copy of this press release was furnished as an exhibit to the report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.
DATE: May 31, 2005	BY: /s/ Darrell J. Lowrance
Darrell J. Lowrance,
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 31, 2005	BY: /s/ Douglas J. Townsdin
Douglas J. Townsdin
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)