Form 10-K
period 2005-07-31
LOWRANCE ELECTRONICS INC
filed 2005-09-09
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission File Number: 0-15240

LOWRANCE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	44-0624411

(State of incorporation)	(I.R.S. Employer Identification No.)

12000 East Skelly Drive
Tulsa , Oklahoma	74128

(Address of principal executive offices)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Aggregate Market Value of the Voting Stock Held By
Non-Affiliates on September 6, 2005 — $88,614,211
Aggregate Market Value of the Voting Stock Held By
Non-Affiliates on January 31, 2005 — $115,815,934
Number of Shares of Common Stock
Outstanding on September 6, 2005 — 5,135,516
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders to be held December 13, 2005 — Part III

LOWRANCE ELECTRONICS, INC.
FORM 10-K
Annual Report for the Fiscal Year Ended July 31, 2005
Lowrance®, Lowrance Electronics®, Eagle®, Airmap®, GlobalMap®, iFINDER®, LO-K-TOR®, MovingMap® and Cuda® included in this Annual Report on Form 10-K are the registered trademarks of Lowrance Electronics, Inc. and its subsidiaries in the United States and other countries. All other trademarks or service marks are trademarks or service marks of the companies that use them.

Forward — Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on the forward-looking statements. You can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology.
The forward-looking statements reflect our current expectations and view about future events and speak only as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by law, we do not undertake any obligation to update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations.

LOWRANCE ELECTRONICS, INC.
Annual Report
For the Year Ended July 31, 2005
PART I
Item 1. Business
Business
Overview
We are a leader in the design, manufacturing and marketing of a comprehensive line of high quality, cost-effective, sound navigation and ranging (SONAR) and global positioning system (GPS) products. We market and sell our products domestically and in 65 countries throughout the world, focusing on three primary product markets: marine, consumer (which includes outdoor recreational use and vehicular navigation systems) and aviation.
Approximately 73% of our total annual revenue is currently derived from sales of SONAR and SONAR/GPS combination products to the marine market, used as fishfinders and as navigational and safety devices by inland, coastal and offshore fisherman as well as by recreational boaters. We also sell handheld and portable GPS products used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses, as well as accessories associated with all of our products. Revenue growth for our fiscal years ended July 31, 2003, 2004 and 2005 was 11.1%, 26.7% and 30.8%, respectively.
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
Our President and CEO, Darrell J. Lowrance, co-founded Lowrance in 1957. Our initial product offering was the fish LO-K-TOR, the first electronic fishfinder capable of displaying individual game fish, as well as schools of baitfish, bottom structure and water depth. Today, we market a comprehensive line of SONAR, SONAR/GPS combination and GPS products worldwide under two brand names, Lowrance and Eagle. We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. We have established a global distribution network encompassing more than 1,470 wholesale and retail customers domestically and in 65 countries throughout the world.
We are headquartered in a 116,000 square foot facility in Tulsa, Oklahoma, where we maintain design engineering, sales, marketing, testing, product distribution, customer service operations and administration. Additionally, we own a 108,000 square foot manufacturing and design engineering facility in Ensenada, Mexico, where we manufacture all of our products. We also operate two distribution centers in Canada and Australia, our two largest markets outside of the United States.
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

Global Positioning Systems (GPS)
GPS utilizes a network of a minimum of 24 satellites that transmit orbital and time information that enable GPS receivers to accurately calculate latitude, longitude and altitude worldwide. The United States Department of Defense, which currently maintains the system, originally designed the system only for defense applications. However, in the 1980s, the United States government made the system available for civilian use. The GPS satellites broadcast several limited access codes and one unrestricted code for free-of-charge civilian use. In May of 2000, the United States government eliminated Selective Availability (SA), which while in place degraded the accuracy of GPS for security reasons. This elimination of SA improved consumer GPS positional accuracy greatly from a radius the size of a football field (100 yards worst performance on average) to a much smaller radius about the size of a tennis court (30 feet worst performance on average). The initialization of the United States Federal Aviation Administration’s new satellite signal correction system, the Wide Area Augmentation System (WAAS), has improved consumer GPS positional accuracy to a radius of approximately ten feet (best performance on average).
The markets for satellite-based GPS+WAAS navigational and mapping products are projected to grow rapidly over the next five years according to Frost & Sullivan. Fishermen, boaters, pilots and general outdoor recreational users in the WAAS coverage areas can now enjoy excellent positional accuracy while participating in their favorite outdoor activities.
According to a 2004 report by Frost & Sullivan, the North American GPS navigation market, which is comprised of automotive (aftermarket and OEM), outdoor and marine GPS markets, is projected to grow from an estimated $1.0 billion in 2003 to $2.8 billion in 2010, representing a compound annual growth rate (CAGR) of 16.2%.
Marine SONAR and SONAR/GPS Combination. A critical component to our continued growth is aftermarket marine electronics upgrades by existing fishing and recreational boaters. Similar to computer users upgrading memory, processing speed and screen sizes, fishermen and recreational boaters often upgrade the electronic systems on their boats in order to keep up with the most advanced technology. Sales of our SONAR and SONAR/GPS combination products grew by 16.4% in fiscal 2003, 26.8% in fiscal 2004 and 18.8% in fiscal 2005.
Marine GPS. Inland, coastal and offshore sport fishermen as well as boaters and commercial vessels have multiple uses for GPS receivers that range from worldwide navigation to locating and returning to a favorite fishing or mooring spot. According to Frost & Sullivan, the GPS Marine Market is expected to grow from $231 million in 2003 to $432 million in 2010, representing a CAGR of 9.3%.
General consumer GPS. Handheld, portable and fixed-mount GPS products with detailed street map displays, points-of-interest databases and “turn-by-turn” guidance currently offer navigational assistance to drivers around the world. Additionally, hikers, hunters, campers and bikers use GPS receivers recreationally to navigate through rural and wilderness terrain. GPS systems allow users to pinpoint their positions, map their routes and save specific locations to memory in order to return to those locations at a later time. According to Frost & Sullivan, the automotive navigation and outdoor recreation GPS markets are expected to grow from approximately $732 million in 2003 to approximately $2.3 billion in 2010, representing a CAGR of 17.9%.
Aviation GPS. In the aviation sector, the technological advancement of portable GPS has resulted in significant cost savings due to direct routings to destinations and increases in safety and air traffic control system efficiency. Many general aviation users are installing GPS airborne receivers for use in en route, terminal area and non-precision approach operations. Likewise, many aviation authorities have realized that GPS offers a navigation service that is equal to, and in some respects better than, the existing ground-based systems and are taking the necessary steps to allow for more advanced use of GPS within their respective airspace. We believe these factors will reduce aviation VFR (visual flight rules) users’ reliance on the existing air traffic control system.
Our key growth strategies
Our key growth strategies are based on our ability to continually develop technological innovations for products in our core markets and to expand our product lines into other applicable end-user markets. Additionally, we must efficiently utilize our existing manufacturing facility and take advantage of our inherent operating leverage. We are focused on research and development of new technologies that will enhance the performance and quality of our products. Over the past 48 years we have maintained our position as a leader in the markets we serve by seeking to be first-to-market with new product enhancements. We intend to expand our position by implementing the following strategies:

• Continue to introduce new and enhanced products in our core markets
We believe our future success depends upon our ability to be first-to-market with technological advances and consistently deliver new products that provide value-added enhancements to our core markets. Historically, one of our main priorities has been to bring new products and technologies quickly to market. This is evidenced by our increase in new product introductions in recent years from ten in fiscal 2001, twelve in fiscal 2002, 28 in fiscal 2003, over 30 in fiscal 2004 and over 50 in fiscal 2005.
We intend to continue this focus on research and development, and the introduction of new products in all of our core markets. As noted below, in fiscal 2005 we won major awards for several of our new products in each of our marine/sport fishing, general consumer and aviation core markets.
Marine
In fiscal 2005, we introduced a series of multi-function gauges and an integrated system (LowranceNET) which is compatible with the National Marine Electronics Association (NMEA) standard for data transmission. This highly intelligent electronic system permits various networks of multiple instruments (e.g., SONAR/GPS, radar, autopilot, radio, etc.) and provides the ability to display digital data transmitted from boat engines in multiple formats to accommodate a consumer’s preference. We are also continuing our ongoing research and development projects, which we believe will allow us to expand our current marine product offerings to cover a full suite of boat instruments within the next year. Our marine SONAR and SONAR/GPS combination products revenue grew $16.8 million in fiscal 2005 compared to fiscal 2004.
Two of our new products in this core market won awards. In July 2005 at the American Sport Fishing Association’s ICAST (International Convention of Allied Sportfishing Trades) tradeshow, we were presented the New Product Showcase “Best in Category” award for our LCX-111C HD SONAR/GPS model with a built in 20GB harddrive.
General consumer products
In fiscal 2005, we significantly increased our product offerings in the handheld and portable GPS market, including the shipment of our award-winning iWay 500C automotive navigation product. The iWay 500C won Best New Mobile Electronics Entertainment Product for 2005 at the Specialty Equipment Market Association (SEMA) show in November 2004. In May 2005, PC Magazine gave the iWay 500C its Editors’ Choice Award. Our new handheld units included the GO and GO2 (full mapping handhelds targeted for retail at $79 and $99), the iFinder M&M (includes a MP3 player) and the iFinder Hunt. Our general consumer products revenue grew $16.3 million in fiscal 2005 compared to fiscal 2004.
Aviation
In the first quarter of fiscal 2005, we began shipping a color aviation GPS product. This introduction followed the two new aviation GPS products which we began to ship in fiscal 2004. Our aviation products revenue grew $1.0 million during fiscal 2005 compared to fiscal 2004.
In July 2005, we won the “Best Product Of The Year” award at the Oshkosh Airshow, for our AirMap 2000C portable model.
• Expand our existing technologies into new end-user markets
We believe that there is a significant growth opportunity to apply the technologies currently found in our core product set to alternative product lines which will appeal to new end-user markets. For example, we see significant opportunities to expand our presence in automotive turn-by-turn applications, additional handheld GPS applications and various industrial, governmental and commercial applications.
• Capitalize on our operating efficiencies and increase utilization of our existing manufacturing capabilities
We believe we have a competitive advantage with our integrated design engineering and manufacturing processes, allowing us to adjust our product mix according to market demand and ensuring high-quality production. By controlling a significant portion of the design engineering and manufacturing processes, we expect to continue to benefit from increased speed to market. We intend to capitalize on our technological advancements by rapidly providing new product enhancements and product lines to the market.
We are poised to take advantage of the significant leverage inherent in our operations. We have the capacity to significantly expand our production in our Ensenada, Mexico manufacturing facility. We believe this increase is possible without significant increases in fixed costs due to available manufacturing capacity during our off-peak season. By continuing to add certain non-seasonal products to our product set, we expect to utilize this operating leverage and smooth our production, while decreasing volatility in our sales and earnings. Expansion into non-seasonal and counter-seasonal markets allows us to spread our fixed manufacturing costs over a larger base of products.
Products
We design products that provide high-performance features at highly competitive prices. We have established a reputation as a high quality, technologically advanced innovator in the industry for the past 48 years. For 2005, we are marketing the widest lineup of Eagle and Lowrance SONAR and GPS products in our 48-year history, including 26 Eagle and 60 Lowrance products. Our current primary product markets include marine, general consumer and aviation, with additional sales of related accessories and mapping software for all three markets.
Marine
Our marine products are extremely durable, completely waterproof and are designed to withstand harsh cold, hot and salt-spray environments. Our products are designed specifically for inland and coastal sport fishermen interested in the size, depth and location of individual game fish, thermoclines, or underwater structure (e.g., drop-offs, channels, humps, tree stumps and rock piles), as well as the location of large schools of baitfish. The retail price points of our marine products range from $79 to $2,449.
LowranceNET is a NMEA 2000 compatible networking system utilizing one data communications line which allows data from virtually an infinite number of Lowrance intelligent sensors and from the boat engine to display on multi-function gauges or on SONAR and SONAR/GPS displays. LowranceNET is both an original equipment (OEM) product and an after-market product.
We introduced new Lowrance products in fiscal 2005 equipped with internal hard drives. The hard drives are preloaded with high-detail marine and inland cartography which, if purchased separately, would cost thousands of dollars. However, the hard-drive units retail for only $200 more than the non hard-drive units.
In fiscal 2005, we launched new Eagle color SONAR and SONAR/GPS models of our domestic and international products. The Eagle color products offer high resolution screens at price points which range from $220 to $1,250.
General consumer
We currently market seven cost-effective handheld GPS mapping model families for outdoor recreational use (e.g. camping, hunting, backpacking and fishing) and one for vehicular (e.g. auto, SUV, ATV and RV) navigation applications. The handheld mapping units are sold under the iFINDER and iWay product names and can be used for marine applications as well. All models come with a built-in background map that provides coverage of major cities, highways, lakes, rivers and coastal areas of the United States, including navigation aids and wrecks/obstructions, plus interstate exit services. Price points for the handhelds range from $79 to $549.
In addition to the handheld portable models, we also manufacture ten larger fixed-mount mapping models in the GlobalMap Series designed for navigational guidance on water or land. These larger models with monochrome or color displays feature diagonal screen sizes from 5” to 10.4”. They feature the same built-in background map coverage previously discussed for the handhelds. Moreover, most of these models are packaged with the exclusive MapCreate CD software with two million searchable points-of-interest such as restaurants, hotels, airports, marinas, emergency services and shopping. The GlobalMap models all have from one to two slots for use of pre-programmed, plug-&-play, electronic charts including Lowrance FreedomMaps and Navionics HotMaps charts for users that do not have or make use of computer map-making. There are also two GlobalMap units equipped with internal hard drives. Price points for this product series range from $399 to $1,899.

Aviation
We currently ship three portable avionics models, the AirMap 500, AirMap 1000 and the AirMap 2000C. The AirMap 500 is a handheld model with a Moving Map, Jeppesen aviation database, exclusive obstructions database and has plug-&-play digital media card (MMC/SD) capability. The AirMap 1000 is a larger portable model with larger display and additional features including the exclusive new Airport Orientation and Horizontal Situation Indicator (HSI) steering guidance navigational displays, as well as digital media card capability. The AirMap 2000C packs all of the aviation-specific features of the two monochrome models into a color display model that is highly visible in direct sunlight. The new AirMap 2000C can also be used for land-based navigation, such as in rental vehicles.
All three AirMap models are true “buy-&-fly” values in that they will be packaged with the important accessories pilots need: the Jeppesen and Obstructions databases on one 32MB digital media card; MapCreate mapping software with two million searchable points-of-interest; memory card reader/writer; remote amplifying antenna; control yoke and windscreen mounting systems; cigarette plug power adapter; and AA batteries.
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
Product research and development
We believe that our successful operations and strong competitive position are dependent to a great extent upon our ability to anticipate and react to the technological innovations inherent within our industry. As a result, we devote a substantial portion of our resources to developing new products and enhancing existing product offerings. Our research and development expenditures, which primarily consist of personnel and personnel related costs, were $2.7 million in fiscal 2002, $4.2 million in fiscal 2003, $5.3 million in fiscal 2004 and $6.3 million in fiscal 2005. As of July 31, 2005, we employed approximately 55 design engineers. To augment our continued investment in product research and development, we utilize several manufacturing and design technologies, which have been essential to the development of our breakthrough SONAR and GPS products. These technologies have allowed us to reduce our material and manufacturing costs and have provided improved product performance. They include:
•	Computer Aided Design (CAD) systems,

•	Application Specific Integrated Circuits (ASICS),

•	Tape Automated bonding (TAB),

•	Chip-On-Flex (COF),

•	Chip-On-Glass (COG),

•	System-On-Chip (SOC) and

•	Liquid Crystal Display (LCD) assembly.
For fiscal 2003, we announced 26 new models and delivered 28 new Lowrance and Eagle models, more than we ever introduced in a single model year. For fiscal 2004, we announced 26 new models and delivered a total of over 30 models. For fiscal 2005, we again increased an aggressive design schedule by announcing and delivering over 50 new Lowrance and Eagle models.
Manufacturing
During fiscal 1997, we expanded our production operation in Mexico by consolidating our existing manufacturing operations in Ensenada, Mexico, which began in 1993, into a newly constructed leased facility. We had purchase options on both the Ensenada facility and adjacent undeveloped land. During fiscal 2005, we exercised both of our purchase options and also purchased some additional undeveloped land adjacent to the facility for a total purchase price of $6.8 million. Currently, we utilize 86,000 square feet of manufacturing space within the 108,000 square foot facility. From fiscal 1997 through fiscal 2000 we transitioned the balance of our United States automated high-technology manufacturing to our Ensenada facility. We currently manufacture, test and package all of our products in Ensenada. Our highly qualified Ensenada technical staff is comprised of 114 college graduates, including a total of 79 engineers. Of the 79 engineers, there are 25 design/software engineers; 6 project engineers; 23 manufacturing engineers; 4 quality control engineers; and 21 industrial engineers.
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
Sales and marketing
We market and sell our products worldwide through a combination of sporting good stores, mass merchants, consumer electronics retailers, computer specialty retailers, mail-order catalogs, wholesalers, boat dealers and OEM boat manufacturers. Education of the consumer is important due to the high-tech nature of our products. Our internet websites play a major role in educating consumers about our product lines. The information included on these websites is not a part of this annual report on Form 10-K. We also educate and support the sale of our products through technical product promotion, technical selling, and participation in industry tradeshows and after-sales support.
We believe our dual-brand (Lowrance and Eagle) marketing strategy allows us to attract a broader range of consumers and more effectively attract new customers. We sell our Lowrance line primarily to retailers, wholesalers and boat manufacturers (OEMs) who provide technical installation and product operation assistance to the consumer. We sell our Lowrance automotive products through national and regional retailers. We sell the Eagle line primarily through mass merchants, mail-order catalog companies, retail sporting goods stores and wholesalers that do not usually provide technical assistance to the consumer.
LEI Extras, Inc., a wholly-owned subsidiary, allows consumers to purchase accessories that might not be stocked by a dealer via the internet, toll-free phone or mail-order.
We sell to over 1,470 customers in 65 countries. Some of our largest United States customers include Bass Pro Shops, Bell Industries, Cabela’s, Wal-Mart and Boaters World. The two largest international markets for our products are Canada and Australia, where we maintain our own sales and distribution operations. Our products are carried in a number of retail giants including the large European sporting goods retailer, Decathlon. Since fiscal 2001, no customer has accounted for over 10% of our net sales.
Customer service
Substantially all of our products are sold with a full one-year warranty. We emphasize “service after the sale” in connection with our products by providing free shipping, through a prepaid Return Authorization (R.A.) system, when requested by consumers located in the United States electing to return their units to us for warranty repairs. Warranty and non-warranty repairs are available from our plant in Tulsa, Oklahoma, with “depot” inventories maintained in foreign countries to handle warranty issues in a timely manner. Because technology in the electronics industry changes rapidly, creating obsolescence in repair components, we have developed a program that generally allows consumers either repair or the ability to upgrade for products manufactured within the past five years. We also offer two-year extended warranties for an additional one-time fee through our LEI Extras, Inc. subsidiary.
Intellectual property
Our technical and proprietary expertise and the continuation of technological advances have resulted in our being a leader in the design, manufacture and marketing of SONAR and GPS products. Our strategy is to predict future changes in the market and to strive to be first to design and develop new products incorporating the technological advances for, and to introduce these new products into, the rapidly changing markets. In those circumstances where the life cycle of the new products or technological advances is of sufficient length, we seek to protect our proprietary interests and markets through the patent process. As of July 31, 2005, we had five issued design patents, ten issued utility patents and four patent applications pending in the United States. All of our patents have been assigned to secure our revolving credit line. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages.
We also rely on a combination of copyright, trademark, trade secret and contractual provisions to protect our proprietary rights. We have 37 active trademark registrations with the United States Patent and Trademark Office including the Lowrance trademark and the Eagle trademark with accompanying logos. We also have 53 trademark registrations in 19 foreign countries, and have three applications pending for trademark registrations in two foreign countries. We also enter into patent, trade secret and confidentiality agreements with our employees that require them to disclose to us any inventions they create during employment, that convey all rights to inventions to us and that restrict the distribution of proprietary information.
We license certain databases from third parties for use in our GPS products in the marine, general consumer and aviation markets. We convert the data into a format which allows our software interfaces to provide user-friendly access to the detailed water, land, points of interest and aviation data. We license both domestic and international data.
Suppliers and materials
During fiscal 1997, we expanded our production operation in Mexico by consolidating our existing manufacturing operations in Ensenada, Mexico, into a newly constructed facility. The manufacturing process primarily involves the assembly of component parts purchased from suppliers. We purchase certain components from sole or limited source providers, some of which are located in foreign countries.
Certain component parts of our products are technologically advanced and/or specifically designed by us for our exclusive use and thus are presently available only through single-source suppliers, some of which are located in foreign countries. Certain other component parts are available from a number of suppliers, but we largely rely on single-source suppliers for these parts. Purchasing from a single source in these instances allows us to have more consistent quality and to receive quantity discounts and permits us to establish long-standing relationships with our suppliers. We believe long-standing relationships lead to better performance with suppliers by shortening delivery time, improving quality and fostering a better understanding of an adaptation to the nature of our needs and the suppliers’ capabilities.
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
Seasonality and working capital management
Our current business is seasonal, with a concentration of revenue in the months of January through May each year due to marine consumer purchases in anticipation of the fishing and boating seasons. We normally manufacture our products in anticipation of, and not in response to, customer orders and fill orders within a short period of time after receipt. Thus, we must maintain inventories of finished goods to fill orders promptly. We are subject to customer demands, which may not correlate with our forecasts utilized to schedule the inventory production. Our working capital needs fluctuate as a result of our current seasonality. As our general consumer business becomes larger, we expect our business to become less seasonal.
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
The primary basis for competition in the marine sports fishing and recreational boating market is technological innovation and price. In order to maintain our competitive position, we must continue to enhance and improve our products and anticipate rapid, major technological innovations and changes within the industry. Presently, there are more than ten competitors worldwide in this market including Humminbird (Johnson Outdoors), RayMarine, Garmin International, Inc. and Furuno Electronic Company.
The general consumer GPS mapping market has expanded rapidly over the past several years. Target markets for these products include, but are not limited to, camping, hunting, hiking, cross-country skiing, automotive, snowmobile, RV and off-road vehicles, plus general business and pleasure travel (in addition to marine and aviation use).
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
Employees
As of July 31, 2005, we employed 1,246 people of whom approximately 1,027 were involved in manufacturing, quality and materials. Of the 1,027 employees involved in manufacturing, quality and materials, 60 employees are located in our headquarters in Tulsa and 967 are located in our manufacturing facility in Ensenada, Mexico. The remaining 219 employees were engaged in research and development, sales and marketing and administration. Additionally, we retain, on a part-time basis, approximately 200 independent contractors, or “Pro-Staff”, who assist in promoting our products. We have never experienced a work stoppage and none of our employees are represented by an outside union organization. Electronica Lowrance, our Mexican subsidiary, has a collective work agreement with Guadalupe Victoria Union, a company sponsored union. Company sponsored unions are common in Mexico. Management considers our employee relations to be satisfactory.
Access to our SEC Filings
You may access our SEC filings through our website at www.lowrance.com.
Item 2. Properties
We have maintained our corporate offices at 12000 East Skelly Drive, Tulsa, Oklahoma, since 1970. Our facility includes a 116,000 square foot building and approximately 23 acres of land. We lease 28,500 square feet of warehouse space in Tulsa.
We maintain a 108,000 square foot manufacturing facility in Ensenada, Mexico. We presently are using approximately 86,000 square feet for manufacturing, including a 42,000 square foot, dust-free, atmospherically-controlled, manufacturing area. The building was also designed for additional expansion. In addition, we lease 13,450 square feet of warehouse space in Ensenada.
We also lease 5,800 square feet and 4,500 square feet of warehousing, shipping and office facilities in Australia and Canada, respectively.
We believe that our facilities and equipment are well suited to our needs and are properly maintained. Our current manufacturing facilities are sufficient to allow for significantly increased production. We believe we operate the facilities and equipment in substantial compliance with all current regulations. All the facilities and equipment are, in our opinion, adequately insured.

Item 3. Legal proceedings
From time to time we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
      None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
      As of September 6, 2005, the Company had 65 holders of its Common Stock, not including the number of persons whose stock is held in nominee or “street name” accounts through brokers. Our revolving credit line prohibits the payment of dividends without the prior written consent of our lender. We have not historically declared regular cash dividends. However, after obtaining approval from our lender, we announced dividends of $0.25 per common share payable on August 15, 2003 to stockholders of record as of August 13, 2003, payable on May 26, 2004 to stockholders of record as of May 24, 2004 and payable on August 16, 2004 to stockholders of record as of August 12, 2004 and announced a dividend of $0.30 per common share payable on June 17, 2005 to stockholders of record as of June 10, 2005. Declaration of dividends in the future will remain within the discretion of our Board of Directors and will depend upon, among other things, our financial results, the favorable tax treatment of dividend payments and obtaining the requisite approvals from our lender.
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

	2004		2005
	High	Low	High	Low
	$	$	$	$
1st Quarter	23.81	7.56	30.17	21.90
2nd Quarter	25.27	18.00	34.38	25.47
3rd Quarter	26.96	19.35	32.65	23.10
4th Quarter	37.19	21.00	23.80	19.16
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

	Years Ended July 31,
	(in thousands, except per share amounts)
	2001	2002	2003	2004	2005
Operating and Per Share Data
Operating Data:
Net sales	$73,419	$79,501	$88,297	$111,861	$146,369
Gross profit	26,335	29,926	37,261	47,304	54,927
Percent of sales	35.9%	37.6%	42.2%	42.3%	37.5%

Operating income	2,103	5,255	7,881	13,310	13,971
Percent of sales	2.9%	6.6%	8.9%	11.9%	9.5%

	Years Ended July 31,
	(in thousands, except per share amounts)
	2001	2002	2003	2004	2005
Income before taxes	99	3,935	6,862	12,429	12,876
Percent of sales	0.1%	4.9%	7.8%	11.1%	8.8%

Net income	37	2,389	4,645	8,756	9,412
Percent of sales	0.1%	3.0%	5.3%	7.8%	6.4%

Per Share Data:
Net income
Basic	$0.01	$0.63	$1.23	$2.33	$1.90
Diluted	0.01	0.63	1.19	2.20	1.90

Cash dividends per common share	—	—	—	$0.50	$0.55

Balance Sheet Data:
Working capital	$16,503	$12,681	$18,149	$23,778	$49,180
Total assets	37,656	30,762	35,417	48,743	85,048
Long term debt, less current maturities	14,418	6,183	5,825	6,040	7,214
Stockholders’ equity	11,877	14,359	19,608	26,655	60,851
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company overview
We design, manufacture, market and sell a comprehensive range of high quality, cost-effective sound navigation and ranging (SONAR) and global positioning system (GPS) products and digital mapping systems under two different trade names (Lowrance and Eagle) for use in marine, general consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR and combination SONAR/GPS products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 86 different marine, automotive, outdoor, aviation and original equipment manufacturer products.
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
Our products are sold domestically and in 65 countries throughout the world. International sales totaled approximately $32 million, or 22% of total net sales for fiscal 2005 and $26 million, or 23% of total net sales for fiscal 2004. The majority of our international sales are conducted in Canada, Australia and Europe. As of July 31, 2005, we had approximately 1,470 wholesalers and retailers purchasing our products.
Executive summary
During the three fiscal years ended July 31, 2005, we noted:
• Sales for fiscal 2005 were $146.4 million, a 30.8% increase from fiscal 2004. Sales for fiscal 2004 were $111.9 million, a 26.7% increase from fiscal 2003.
• Fully diluted net income per share for fiscal 2005 was $1.90, as compared to $2.20 for fiscal 2004 and $1.19 for fiscal 2003. Fully diluted shares were 4.9 million in fiscal 2005, 4.0 million in fiscal 2004 and 3.9 million in fiscal 2003.
• Gross profit margin increased by $7.6 million in fiscal 2005, a 16.1% increase from 2004. Gross profit margin increased by $10.0 million in fiscal 2004, a 27.0% increase from fiscal 2003.
• As part of an on-going commitment to develop new technology and improve existing technology, we had an average of six additional design engineers in fiscal 2005 compared to fiscal 2004. We had an average of eight additional design engineers in fiscal 2004 compared to fiscal 2003.
• During the first quarter of fiscal 2005, we received $25.2 million in net proceeds from our secondary public offering. We utilized those proceeds to pay off our remaining term loan, pay down our revolving credit line outstanding as of that date, for the purchase of the Ensenada facility and for general operating uses.
• During fiscal 2005, we incurred significant costs ($0.9 million) related to our reporting requirements under Section 404 of the Sarbanes-Oxley Act. These costs were three times the initial estimates we received from our outside consultants.
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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Part IV of this annual report on Form 10-K. Below is a discussion of the accounting policies that we believe are most critical to an understanding of our consolidated financial statements.
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
Product warranties
The majority of our sales are made under a one-year product warranty. We provide an estimate of future warranty costs based on recent historical product unit return rates and the average repair costs per unit incurred during the year. The estimate is adjusted, as necessary, for any specific knowledge that would impact the historical trend. The reserve for warranty costs is sensitive to a change in the historical rate of units returned during the warranty period. A 10% change in the expected return rate for fiscal 2005 would change the reserve by approximately $99,000. Historically, the average change in the estimated return rate has been less than 10%.
Inventory
Inventories are stated at the lower of cost or market using the first-in, first-out method, net of excess, obsolete and realization reserves. We estimate the level of reserves based upon expected usage information for raw materials and historical selling trends for finished goods.
Excess and obsolete inventory reserves are recorded by comparing available quantities of raw materials and finished goods to work order requirements for those raw materials and forecasted sales for finished goods. We adjust the required reserves for anticipated changes in scheduled work orders resulting from factors such as process or design changes that impact the raw materials usage and changes in sales forecasts resulting in changes in finished goods quantities. Increases or decreases in the required excess and obsolete inventory reserves impact our gross margin. A 10% change in the results of this process for the year ended July 31, 2005 would change the required reserve by approximately $144,000. Historical fluctuations in this reserve have related primarily to inventory levels and the ability to accurately forecast product needs, although process and design changes in the products also have a direct impact on the required reserve when they occur.
Results of operations
Year ended July 31, 2005 (fiscal 2005), compared to year ended July 31, 2004 (fiscal 2004)
Financial highlights. The following tables set forth selected amounts, ratios and relationships calculated from the consolidated statements of income and comprehensive income for the fiscal years ended July 31, 2005 and 2004:

	Fiscal year ended		Increase (decrease)
	July 31,		from 2004
(Dollars in thousands)	2004	2005	$	%
Net sales	$111,861	$146,369	$34,508	30.8%
Gross profit	47,304	54,927	7,623	16.1%
Selling and administrative expenses	28,742	34,650	5,908	20.6%
Research and development expenses	5,252	6,306	1,054	20.1%
Operating income	13,310	13,971	661	5.0%
Interest expense	689	921	232	33.7%
Pretax income	12,429	12,876	447	3.6%
Net income	$8,756	$9,412	$656	7.5%

	Fiscal year ended
	July 31,
Expressed as a percent of net sales:	2004	2005
Gross profit	42.3%	37.5%
Selling and administrative expenses.	25.7%	23.7%
Research and development expenses	4.7%	4.3%
Operating income	11.9%	9.5%
Interest expense	0.6%	0.6%
Pretax income	11.1%	8.8%
Net income	7.8%	6.4%
Sales and margin. During fiscal 2005, we introduced and shipped over 50 new SONAR, SONAR/GPS navigation, GPS and GPS Aviation products. Total net sales increased by $34.5 million, or 30.8%, during fiscal 2005 as compared to fiscal 2004, while total unit sales increased by approximately 15.9%. This year over year increase in sales is due to:
•	New automotive GPS products (the IWAY500C and 100M) which began to ship in October 2004.

•	New GPS handhelds introduced during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

•	New SONAR and SONAR/GPS navigation products at new price points in the upper end of our price point range introduced during the first and second quarters of fiscal 2005.
Our gross profit margin increased by $7.6 million, or 16.1%, during fiscal 2005 as compared to fiscal 2004. The gross margin percentage decreased to 37.5% as compared to 42.3% in fiscal 2004. The year over year decrease in the gross profit percentage is a result of increases in sales of our Automotive GPS and GPS handheld products, which have lower gross profit percentages than our marine products.
Operating expenses and income. Operating expenses increased by $7.0 million during fiscal 2005 as compared to fiscal 2004. Operating expenses as a percentage of sales decreased to 28.0% in fiscal 2005 from 30.4% in fiscal 2004.
During fiscal 2005, selling and administrative expenses increased by $5.9 million due primarily to increased advertising, selling and marketing efforts focused on new products, in particular, the IWAY 500C. We incurred $0.9 million of costs in fiscal 2005 related to the initial year of our reporting requirements under Section 404 of the Sarbanes-Oxley Act. These costs were three times the estimates we were given by our outside consultants at the beginning of fiscal 2005. In addition, there were year over year cost increases for variable selling costs such as freight and cash discounts as a result of increased sales. Selling and administrative expenses as a percentage of sales decreased to 23.7% during fiscal 2005 as compared to 25.7% for fiscal 2004.
Research and development expenses increased by $1.1 million primarily due to new product design for our new product introductions. Research and development expenses as a percentage of sales decreased to 4.3% during fiscal 2005 as compared to 4.7% for fiscal 2004.
Operating income increased by $661,000, or 5.0%, in fiscal 2005 and was 9.5% of sales as compared to 11.9% of sales in fiscal 2004.
Interest expense. Interest expense increased by $232,000 in fiscal 2005 as compared to fiscal 2004, an increase of 33.7%. This increase is related to carrying, on average, $4.7 million in higher debt balances, and to interest rate increases which averaged 1.4% higher during the year. The interest rate on our credit facility ranged from 4.5% to 6.25% during fiscal 2005 as compared to rates from 4.25% to 4.5% for fiscal 2004. The prime rate ranged from 4.25% to 6.25% for fiscal 2005 as compared to rates from 4.0% to 4.25% for fiscal 2004.
Income taxes. The effective tax rates were 26.9% and 29.6%, respectively, for the fiscal years ended July 31, 2005 and 2004. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, research and development credits, the United States treatment of foreign operations, state taxes and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The decrease in the effective tax rate from fiscal 2004 was primarily related to research and development credits.

Year ended July 31, 2004 (fiscal 2004), compared to year ended July 31, 2003 (fiscal 2003)
Financial highlights. The following tables set forth selected amounts, ratios and relationships calculated from the consolidated statements of income and comprehensive income for the fiscal years ended July 31, 2004 and 2003:

	Fiscal year ended		Increase (decrease)
	July 31,		from 2003
(Dollars in thousands)	2003	2004	$	%
Net sales	$88,297	$111,861	$23,564	26.7%
Gross profit	37,261	47,304	10,043	27.0%
Selling and administrative expenses	25,189	28,742	3,553	14.1%
Research and development expenses	4,191	5,252	1,061	25.3%
Operating income	7,881	13,310	5,429	68.9%
Interest expense	989	689	(300)	(30.3)%
Pretax income	6,862	12,429	5,567	81.1%
Net income	$4,645	$8,756	$4,111	88.5%

	Fiscal year ended
	July 31,
Expressed as a percent of net sales:	2003	2004
Gross profit	42.2%	42.3%
Selling and administrative expenses.	28.5%	25.7%
Research and development expenses	4.7%	4.7%
Operating income	8.9%	11.9%
Interest expense	1.1%	0.6%
Pretax income	7.8%	11.1%
Net income	5.3%	7.8%
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
Liquidity and capital resources
General
We require capital principally for capital expenditures, working capital and interest payments. Our capital expenditures relate primarily to new product tooling and manufacturing equipment. Working capital is required principally to fund inventory through payments to suppliers and manufacturing payroll costs until the inventory is sold and the receivables are collected. Our working capital requirements are seasonal and vary from period to period depending on manufacturing volumes, timing of shipments and the payment cycles of our customers and suppliers.
Sources of capital
Our primary sources of liquidity are cash flows from operating activities, our revolving credit facility and lease financing. Our revolving credit facility consists of a $26.5 million line. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $15 million. At July 31, 2005, we had $15.9 million available under the revolving credit line.
During the first quarter of fiscal 2005, we completed a secondary public offering in which we sold 1,150,000 shares. The net proceeds from the secondary public offering were $25.2 million. At the close of the secondary public offering, we utilized the proceeds to pay off our remaining term loan and pay down our revolving credit line outstanding at the time.
Since the execution of this revolving credit facility, we have on numerous occasions amended the facility to, among other things, reset certain financial covenants. In particular, during December 2004 we amended our credit facility to extend the term of the agreement for the revolving credit line from December 31, 2005 to December 31, 2008. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate options and raising the limit on borrowings from inventory to $15 million.
The credit facility requires, among other things, that we maintain a minimum fixed charge ratio. Additionally, the credit facility limits the amount of operating leases, capital expenditures and capital leases and prohibits the payment of dividends without the prior written consent of the lender.
We were in compliance with all loan covenants at July 31, 2005.

Cash flows
Cash flows used in operating activities were $8.6 million for fiscal 2005 as compared to cash flows provided by operating activities of $6.9 million for fiscal 2004. The decrease was primarily due to higher inventories and accounts receivable during fiscal 2005 as compared to fiscal 2004. Our inventories increased as a result of sales increases and the increase in the number of products in our product lines. The 59% increase in fourth quarter sales was the primary reason for the increase in accounts receivable. Cash utilized for capital expenditures was $11.8 million. The capital expenditures primarily related to the purchase of the Ensenada facility, new product tooling, manufacturing equipment and computer equipment.
At the beginning of fiscal 2005, discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $3.4 million. At the end of fiscal 2005, this amount had declined to approximately $227,000. We are entering fiscal 2006 with approximately $614,000 of product inventory which we expect to discontinue during fiscal 2006. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2006. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.
Cash flows provided by operating activities were $6.9 million in fiscal 2004 compared to $2.9 million in fiscal 2003. The increase was primarily due to higher net income during fiscal 2004 as compared to fiscal 2003. Cash used for capital expenditures was $3.5 million. An additional $1.5 million in capital expenditures was funded by capital lease borrowings. The capital expenditures primarily related to new product tooling, manufacturing equipment and computer equipment.
Demand for our products is seasonal. We utilize the revolving credit line to address our seasonal liquidity needs. Management believes the sources of liquidity discussed above are adequate to satisfy our working capital and capital equipment needs for the next year. However, if we decide to pursue future acquisitions or make capital expenditures not currently anticipated, we may need to raise additional capital. No assurance can be made that we will be able to raise such capital on commercially reasonable terms, if at all.
Contractual obligations
The following table summarizes our contractual obligations as of July 31, 2005:

	Less than			More than
(Dollars in thousands)	1 year	1-3 years	3-5 years	5 years	Total
Long-term debt	$895	$384	$7,143	—	$8,422
Capital lease obligations	447	65	10	—	522
Operating lease obligations	292	350	253	—	895
Open purchase orders	24,546	—	—	—	24,546
Capital expenditure commitments	213	—	—	—	213

Total	$26,393	$799	$7,406	—	$34,598
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
Sales, gross profit and net income (loss)

					Net
Years ended July 31,	Sales	%	Gross profit	%	income (loss)%
	(Dollars in thousands)

2005
First Quarter	$17,475	12.0%	$6,544	11.9%	$(1,705)	(18.1)%
Second Quarter	32,646	22.3%	12,321	22.4%	2,168	23.0%
Third Quarter	53,200	36.3%	21,197	38.6%	6,440	68.4%
Fourth Quarter	43,048	29.4%	14,865	27.1%	2,509	26.7%

Total for Year	$146,369	100.0%	$54,927	100.0%	$9,412	100.0%

2004
First Quarter	$14,036	12.5%	$5,052	10.7%	$(1,571)	(17.9)%
Second Quarter	24,468	21.9%	10,063	21.3%	1,609	18.4%
Third Quarter	46,296	41.4%	20,656	43.6%	6,671	76.2%
Fourth Quarter	27,061	24.2%	11,533	24.4%	2,047	23.3%

Total for Year	$111,861	100.0%	$47,304	100.0%	$8,756	100.0%

2003
First Quarter	$11,155	12.6%	$4,123	11.1%	$(1,473)	(31.7)%
Second Quarter	21,514	24.4%	7,729	20.7%	527	11.3%
Third Quarter	32,414	36.7%	16,118	43.3%	4,352	93.7%
Fourth Quarter	23,214	26.3%	9,291	24.9%	1,239	26.7%

Total for Year	$88,297	100.0%	$37,261	100.0%	$4,645	100.0%

Earnings (loss) per share, basic and diluted

	Weighted average		Earnings (loss)
	shares outstanding		per share
Years Ended July 31,	Basic	Diluted	Basic	Diluted

2005
First Quarter	4,394,516	4,394,516	$(0.39)	$(0.39)
Second Quarter	5,135,516	5,135,516	0.42	0.42
Third Quarter	5,135,516	5,135,516	1.25	1.25
Fourth Quarter	5,135,516	5,135,516	0.49	0.49
Year-ended July 31, 2005.	4,948,743	4,948,743	1.90	1.90
2004
First Quarter	3,761,196	3,761,196	$(0.42)	$(0.42)
Second Quarter	3,761,196	3,978,435	0.43	0.40
Third Quarter	3,761,196	3,981,774	1.77	1.68
Fourth Quarter	3,761,196	3,987,626	0.54	0.51
Year-ended July 31, 2004.	3,761,196	3,979,001	2.33	2.20
2003
First Quarter	3,761,196	3,761,196	$(0.39)	$(0.39)
Second Quarter	3,761,196	3,885,319	0.14	0.14
Third Quarter	3,761,196	3,902,302	1.15	1.11
Fourth Quarter	3,761,196	3,931,735	0.33	0.31
Year-ended July 31, 2003.	3,761,196	3,893,324	1.23	1.19
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

As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements:
•	Financial performance and cash flow from operating activities in fiscal 2006 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which the Company operates, one or more key factors discussed in “Part I, Item 1. Business” of this Form 10-K could have an adverse effect on expected results for fiscal 2006.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to cash flow and interest rate risk due to changes in interest rates with respect to our long-term debt. See Note 3 to the consolidated financial statements included herein for details on our long-term debt. A 0.5% increase in the prime rate for the fiscal year ended July 31, 2005 would have had a negative after-tax impact on earnings of approximately $48,000.
We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currencies. Sales to countries other than Canada and Australia are denominated in United States dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $146,000 on intercompany balances recorded at July 31, 2005.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data are indexed in Items 15 and 7 hereof, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9a. Controls and Procedures
The following sections present the required information concerning internal control over financial reporting and the effectiveness of disclosure controls and procedures. This reporting is mandated under various sections of the Sarbanes-Oxley Act (SOX), including Section 404 (404).
We incurred significant costs ($0.9 million) related to the 404 reporting. These costs were three times the initial estimates we received from our outside consultants.
We are in compliance with 404 and the other provisions of SOX. We are, however, hopeful the SEC will act quickly to reduce the burden of this section of SOX.
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2005, the end of the period covered by this report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures were effective as of that date to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities Exchange Commission rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.
Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of July 31, 2005.
Deloitte and Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report appears below.
(c) Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lowrance Electronics, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lowrance Electronics, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2005 of the Company and our report dated September 9, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the fair value method of accounting for stock-based compensation.
DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 9, 2005
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
Incorporated by reference to the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the Company’s 2005 annual meeting.
Item 11. Executive Compensation
Incorporated by reference to the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the Company’s 2005 annual meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the Company’s 2005 annual meeting.
Item 13. Certain Relationships and Related Transactions
Incorporated by reference to the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the Company’s 2005 annual meeting.
Item 14. Principal Accounting Fees and Services
Incorporated by reference to the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission, in connection with the Company’s 2005 annual meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Exhibits:

Page
1. Consolidated Financial Statements:
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm -
Fiscal 2004 and 2005	F-2
Consolidated Balance Sheets - July 31, 2004 and 2005	F-3
Consolidated Statements of Income and Comprehensive
Income for the Years Ended July 31, 2003, 2004, and 2005	F-4
Consolidated Statements of Stockholders’ Equity for the
Years Ended July 31, 2003, 2004, and 2005	F-5
Consolidated Statements of Cash Flows for the Years
Ended July 31, 2003, 2004, and 2005	F-6
Notes to Consolidated Financial Statements
for the Years Ended July 31, 2003, 2004, and 2005	F-7
2. Exhibits:
3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002.

3.2	By-Laws of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.2 to the Company’s 2003 Annual Report on Form 10-K.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.2	Lowrance Retirement Plan and Trust incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.3	Form of Distributor Agreements incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996 incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996 incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, incorporated by reference to Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, incorporated by reference to Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, incorporated by reference to Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, incorporated by reference to Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flourie Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, incorporated by reference to Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K.

10.38	Amended and Restated 2001 Stock Option Plan for the Company, incorporated by reference to Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K.

10.39	Second Amended and Restated Nonqualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.39 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.40 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, incorporated by reference to Exhibit 10.41 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, incorporated by reference to Exhibit 10.42 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, incorporated by reference to Exhibit 10.43 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, incorporated by reference to Exhibit 10.44 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.45 to the Company’s October 31, 2001 Quarterly Report on Form 10-Q.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.46 to the Company’s January 31, 2002 Quarterly Report on Form 10-Q.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.47 to the Company’s October 31, 2002 Quarterly Report on Form 10-Q.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, incorporated by reference to Exhibit 10.49 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, incorporated by reference to Exhibit 10.50 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bob G. Callaway dated April 7, 2004, incorporated by reference to Exhibit 10.51 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, incorporated by reference to Exhibit 10.52 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.53	Amendment to Loan and Security Agreement dated May 1, 2004 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.53 to the Company’s 2004 Annual Report on Form 10-K.

10.54	December 2004 Amendment to Loan and Security Agreement by and between the Company and Fleet Capital, incorporated by Reference to Exhibit 10.54 to the Company’s January 31, 2005 Quarterly Report on Form 10-Q.

14.0	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 14.0 to the Company’s Report on Form 8-K dated May 10, 2004.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

22.13	Subsidiaries of the Company as of July 31, 2001, incorporated by reference to Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.
      (b) Reports on Form 8-K:
On September 6, 2005, the Company filed a Form 8-K with the SEC regarding its press release of the same date which announced its financial results for the fourth quarter and year ended July 31, 2005. A copy of this press release was furnished as an exhibit to the report on Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Lowrance Electronics, Inc.:
We have audited the accompanying consolidated balance sheets of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2004 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lowrance Electronics, Inc. and subsidiaries as of July 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the accompanying consolidated financial statements, effective August 1, 2003 the Company adopted the fair value method of accounting for stock-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
September 9, 2005

LOWRANCE ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
ASSETS

	JULY 31,
	2004	2005
CURRENT ASSETS:
Cash and cash equivalents	$1,412	$3,792
Trade accounts receivable, net of reserves of $993 in 2004 and $1,161 in 2005	10,128	19,908
Inventories	23,500	36,116
Current deferred income taxes	1,107	1,129
Prepaid income taxes	148	303
Prepaid expenses	2,362	3,781

Total current assets	38,657	65,029

PROPERTY, PLANT, AND EQUIPMENT, net	10,005	18,519

OTHER ASSETS	81	1,500

TOTAL ASSETS	$48,743	$85,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,874	$438
Accounts payable	6,072	6,948
Accrued liabilities:
Compensation and benefits	3,175	3,205
Product costs	1,968	2,285
Accrued taxes	671	1,255
Other	1,119	1,718

Total current liabilities	14,879	15,849

LONG-TERM DEBT, less current maturities	6,040	7,214

DEFERRED INCOME TAXES	1,169	1,134

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized, 3,761,196 shares issued and outstanding at July 31, 2004 and 5,135,516 issued and outstanding at July 31, 2005	377	514
Paid-in capital	7,449	34,316
Retained earnings	18,721	25,652
Accumulated other comprehensive income	108	369

Total stockholders’ equity	26,655	60,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,743	$85,048

The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	FOR THE YEARS ENDED JULY 31
	2003	2004	2005

NET SALES	$88,297	$111,861	146,369
COST OF SALES	51,036	64,557	91,442

Gross profit	37,261	47,304	54,927

OPERATING EXPENSES:

Selling and administrative	25,189	28,742	34,650
Research and development	4,191	5,252	6,306

Total operating expenses	29,380	33,994	40,956

Operating income	7,881	13,310	13,971

OTHER EXPENSES:
Interest	989	689	921
Other	30	192	174

Total other expenses	1,019	881	1,095

INCOME BEFORE INCOME TAXES	6,862	12,429	12,876

PROVISION FOR INCOME TAXES	2,217	3,673	3,464

NET INCOME	$4,645	$8,756	$9,412

NET INCOME PER COMMON SHARE
Basic	$1.23	$2.33	$1.90

Diluted	$1.19	$2.20	$1.90

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,761	3,761	4,949

Diluted	3,893	3,979	4,949

DIVIDENDS	NONE	$1,881	$2,481

COMPREHENSIVE INCOME:

NET INCOME	$4,645	$8,756	$9,412
FOREIGN CURRENCY TRANSLATION ADJUSTMENT, NET OF TAX	259	141	261

COMPREHENSIVE INCOME	$4,904	$8,897	$9,673

The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2003, 2004, and 2005
(in thousands)

						Accumulated
						Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity

Balance- July 31, 2002	3,761	$377	$7,073	$(26)	$7,227	$(292)	$14,359
Net income	—	—	—	—	4,645	—	4,645
Stock option plan expense	—	—	345	—	—	—	345
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	259	259
Retirement of treasury stock	—	—	—	26	(26)	—	—

Balance- July 31, 2003	3,761	377	7,418	—	11,846	(33)	19,608
Net income	—	—	—	—	8,756	—	8,756
Stock option plan expense	—	—	55	—	—	—	55
Impact of SFAS No. 123 adoption (Note 1)	—	—	(24)	—	—	—	(24)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	141	141
Dividends ($0.50 per common share)	—	—	—	—	(1,881)	—	(1,881)

Balance- July 31, 2004	3,761	377	7,449	—	18,721	108	26,655
Net income	—	—		—	9,412	—	9,412
Stock option plan expense	—	—	393	—	—	—	393
Net proceeds from secondary public offering	1,150	115	25,115	—	—	—	25,230
Cashless exercise of stock options	224	22	(22)	—	—	—	—
Tax benefit from stock option exercises	—	—	1,381	—	—	—	1,381
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	261	261
Dividends ($0.55 per common share)	—	—	—	—	(2,481)	—	(2,481)

Balance- July 31, 2005	5,135	$514	$34,316	$—	$25,652	$369	$60,851

The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FOR THE YEARS ENDED JULY 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,645	$8,756	$9,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,319	2,601	3,247
(Gain) loss on sale of fixed assets	(21)	(9)	10
Deferred income taxes	1,346	561	(57)
Stock option plan expense	345	55	393
Tax benefit of stock options exercised	—	—	1,381
Change in operating assets and liabilities:
(Increase)decrease in trade accounts receivable	(736)	(1,845)	(9,780)
(Increase)decrease in inventories	(3,811)	(7,559)	(12,616)
(Increase)decrease in prepaid expenses	(278)	(1,072)	(1,574)
(Increase)decrease in other assets	(13)	(19)	(1,419)
Increase(decrease) in accounts payable	(1,469)	3,121	876
Increase(decrease) in accrued liabilities	618	2,332	1,530

Net cash provided by (used in) operating activities	2,945	6,922	(8,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,566)	(3,473)	(11,750)
Proceeds from sale of property, plant and equipment	21	9	10

Net cash used in investing activities	(1,545)	(3,464)	(11,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	83,968	105,366	143,365
Repayments of borrowings under line of credit	(83,391)	(104,580)	(141,517)
Dividends paid	—	(1,881)	(2,481)
Net proceeds from secondary public offering	—	—	25,230
Principal payments on term loan and capital lease obligations	(1,933)	(2,298)	(2,141)

Net cash provided by (used in) financing activities	(1,356)	(3,393)	22,456
Effect of exchange rate changes on cash	259	141	261

Net increase in cash and cash equivalents	303	206	2,380

CASH AND CASH EQUIVALENTS — beginning of year	903	1,206	1,412

CASH AND CASH EQUIVALENTS — end of year	$1,206	$1,412	$3,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$989	$689	$921
Income taxes	1,346	1,845	1,492

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$1,242	$1,540	$31
The accompanying notes are an integral part of these consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2003, 2004 and 2005
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
Property and depreciation
Property, plant, and equipment is stated at cost. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated service lives of the respective classes of property. The buildings are being depreciated using an estimated useful life of thirty years, while the estimated lives for other assets are as follows: leasehold and building improvements, 15-20 years; machinery and equipment, 5-7 years; and office furniture and fixtures, 3-5 years. Fully depreciated property and equipment with a cost of approximately $26.3 million is still in use as of July 31, 2005.
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

Foreign currency translations
Foreign currency transactions and financial statements are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52. Assets and liabilities are translated to U.S. dollars at the current exchange rate. Income and expense accounts are translated using the weighted average exchange rate for the period. Adjustments arising from translation of foreign financial statements are reflected in accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. Transaction gains and losses are included in net income.
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
Accrued product costs
Product warranties—The majority of the Company’s sales are made under a one-year product warranty. A provision is made at the time of sale for an estimate of future warranty costs based on recent historical product unit return rates and the average repair costs per unit incurred during each year. The estimate is adjusted, as necessary, based on actual returns or trends which differ from historical results.
Dealer premium coupons—The Company offers a SONAR installation subsidy to qualified boat and motor dealers of its Lowrance product line. At the time of shipment, the Company provides for the estimated cost of this program as a reduction of revenue based on historical coupon return rates. This reserve is analyzed and adjusted no less than quarterly.
Returns and refurbishments—The Company accepts product returns only on a limited, case-by-case basis. Estimated costs related to refurbishment of approved returns as of the end of each period are accounted for by providing a reserve based on the Company’s historical experience. These reserves are analyzed and adjusted quarterly. Returns are recorded as a reduction of net sales at the time of receipt of the goods.
Cash and cash equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.
Advertising
Advertising costs are expensed as incurred. The Company expensed approximately $3.9 million, $4.0 million and $5.7 million during the fiscal years 2003, 2004 and 2005, respectively, for advertising.
Fair value of financial instruments
Cash and cash equivalents, accounts receivable and accounts payable—The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.
Long-term debt and revolving credit line—The amounts outstanding under the Company’s term loan and revolving credit line bear interest at current floating market rates, thus their carrying amounts approximate fair market value. Interest rates underlying capitalized equipment leases approximate current market rates.
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

Prior to fiscal 2004, the Company accounted for stock options utilizing the intrinsic value method for variable awards under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost was measured as the excess, if any, of the quoted market price of the Company’s stock at the end of each reporting period over the amount an employee must pay to acquire the stock, amortized over the vesting period. Had the Company continued to account for stock options under the provisions of APB No. 25 during fiscal 2004, net income would have been lower by approximately $1,393,000 (or $0.35 per fully diluted share).
Had the Company recognized compensation expense for its stock options in fiscal year 2003 under the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

(In thousands, except per share amounts)

Net income:
As reported	$4,645
Compensation cost — as reported	286
Compensation cost-fair value method, net of tax	(43)

Pro forma	$4,888

Earnings per share:
Basic — as reported	$1.23
Diluted — as reported	1.19
Pro forma — Basic	1.30
Pro forma — Diluted	1.26

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
Reclassifications
Certain reclassifications have been made to prior years’ consolidated financial statements to conform to current year presentation.

(2) Balance sheet detail
Inventories
Inventories consist of the following at July 31,

(In thousands)	2004	2005
Raw materials	$6,574	11,990
Work-in-process	4,445	8,859
Finished goods	13,171	16,844
Reserves	(690)	(1,577)

Total inventories	$23,500	36,116

Discontinued finished goods inventory attributable to fiscal 2005 product decisions was approximately $227,000 at July 31, 2005 as compared to $3.4 million at July 31, 2004. Inventory on hand at July 31, 2005 for products the Company expects to discontinue during fiscal 2006 was approximately $614,000. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2006.
Property, plant, and equipment
Property, Plant, and Equipment consist of the following at July 31,

(In thousands)	2004	2005
Land	$557	$4,190
Building and improvements	5,345	8,403
Machinery and equipment	30,880	35,012
Office furniture and fixtures	4,966	5,565

	41,748	53,170
Less—accumulated depreciation	31,743	34,651

Net property, plant, & equipment	$10,005	$18,519

Fully depreciated property and equipment with a cost of approximately $26.3 million is still in use as of July 31, 2005.
Property, plant and equipment at July 31 includes the following amounts held in the Company’s manufacturing facility in Mexico:

(In thousands)	2004	2005
Land	$—	$3,633
Building and improvements	1,311	4,063
Machinery and equipment	10,229	12,412
Office furniture and equipment	81	190

	11,621	20,298
Less—accumulated depreciation	7,780	8,665

Net property, plant, & equipment	$3,841	$11,633

The property, plant, and equipment accounts at July 31 include the following amounts for leased property under capitalized leases:

(In thousands)	2004	2005
Machinery and equipment	$3,634	$3,160
Less—accumulated depreciation	1,442	1,816

Net property, plant, & equipment under capitalized leases	$2,192	$1,344

Reserves for doubtful accounts, sales returns and cash discounts
Reserves for doubtful accounts, sales returns and cash discounts at July 31 consist of the following:

(In thousands)	2004	2005
Balance, beginning of period	$732	$993
Adjustment to provision	263	215
Write-offs	(2)	(47)

Balance, end of period	$993	$1,161

Inventory reserves
Excess, obsolete and realization reserves at July 31 consist of the following:

(In thousands)	2004	2005
Balance, beginning of period	$555	$690
Adjustment to provision	682	1,055
Inventory dispositions	(547)	(168)

Balance, end of period	$690	$1,577

Product warranties
The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability at July 31.

(In thousands)	2004	2005
Balance, beginning of period	$1,004	$1,194
Warranty cost incurred	(2,174)	(2,307)
New warranties issued	2,357	2,470
Change in beginning of period estimate	7	3

Balance, end of period	$1,194	$1,360

(3) Long-term debt and revolving credit line
Long-term debt and the revolving credit line are summarized below at July 31.

(In thousands)	2004	2005
Revolving credit line	$5,295	$7,143
Term loans paid in fiscal 2005	542	—
Capitalized equipment lease obligations, payable in monthly installments of approximately $113,000, including interest at rates from 3.7% to 9.1%, with final payments ranging from September 2005 through October 2009	2,077	509

	7,914	7,652
Less—current maturities	1,874	438

Total long-term debt	$6,040	$7,214

Future maturities of the above debt obligations at July 31, 2005, are approximately $438,000, $42,000, $19,000, $7.2 million and $2,000 for the years ending July 31, 2006 through 2010, respectively.
At July 31, 2005, the Company’s financing facility consisted of a $26.5 million revolving credit line. The revolving credit line provides for borrowings based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories is limited to $15 million in total. At July 31, 2005, the Company had $15.9 million available under the revolving credit line.
During December 2004, the Company amended its financing facility. This amendment extended the term of the agreement for the revolving credit line from December 31, 2005 to December 31, 2008. Significant provisions of the amendment include changes in certain financial covenants, the lowering of the interest rate options and raising the limit on borrowings from inventory to $15 million. As of July 31, 2004 and 2005, the interest rate on the financing facility was 4.5% and 6.25%, respectively.
The terms of the foregoing agreement include a commitment fee of 0.25% based on the unused portion of the bank credit line in lieu of compensating balances.
The agreement requires, among other things, that the Company maintain a minimum fixed charge ratio. Additionally, the agreement limits the amount of operating leases, capital expenditures and capital leases and prohibits the payment of dividends without the prior written consent of the lender. After obtaining approval from the lender, the Company announced dividends of $0.25 per common share payable on August 15, 2003, May 26, 2004 and August 16, 2004 and $0.30 per common share payable on June 17, 2005. The declaration of dividends is within the discretion of the Company’s Board of Directors and depends upon, among other things, the Company’s financial results and the favorable tax treatment of dividend payments. Violation of any of the aforementioned provisions would constitute an event of default which, if not cured, would empower the lender to declare all amounts immediately payable. The Company was in compliance with all covenants at July 31, 2005.
The Company’s indebtedness is collateralized by substantially all of the Company’s assets, except the Ensenada facility.
Average short-term borrowings under the revolving credit line and related interest rates shown in the following table are weighted by using the average month-end principal balances.

Years ended July 31,
(In thousands)	2004	2005
Highest amount borrowed	$16,282	26,604
Average amount borrowed	8,910	13,638
Weighted average interest rate	4.1%	5.5%

(4) Leases
Capital leases
Certain equipment is leased under capital lease agreements. Accordingly, such equipment is recorded as an asset, and the discounted value of the remaining lease obligations is recorded as a liability in the accompanying Consolidated Balance Sheets.
The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of July 31, 2005 (in thousands):

Years ending July 31:
2006	$447
2007	44
2008	21
2009	8
2010	2

Total minimum lease payments	522
Less-amounts representing interest	13

Present value of net minimum lease payments	509
Current portion of obligations under capital leases	438

Long-term portion of obligations under capital leases	$71

Operating leases
During fiscal 2003, 2004 and 2005, the Company recorded $0.9 million, $0.8 million and $0.6 million, respectively, of expense related to operating leases for facilities and office equipment.
At July 31, 2005, future minimum rental payments for operating leases totaled $0.9 million. Total future minimum rental payments under operating leases for the years ending July 31, 2006 through July 31, 2010 are approximately $0.3 million, $0.2 million, $0.2 million, $0.2 million and $88,000, respectively.

(5) Stockholders’ equity and related items
On July 2, 2001, the Company adopted the 2001 Stock Option Plan which provides for a maximum of 300,000 common shares available for issue to selected members of management. The Plan provides for incentive stock options, non-qualified stock options and stock appreciation rights. Depending upon the type of option, the options and stock appreciation rights granted cannot have terms greater than ten years and six months. The plan requires incentive stock options to be granted at an option price of not less than 100% of the fair market value of the Company’s common stock at the date of grant. On July 2, 2001, the Company issued 134,453 incentive stock options and 115,547 non-qualified stock options; these same amounts were issued and outstanding as of July 31, 2001. Through July 31, 2005, all of these options have been exercised.
In March 2002, the Board of Directors authorized the purchase of up to $1 million dollars of the Company’s stock. These purchases must comply with Rule 10b-18 of the Securities Exchange Act of 1934. As of July 31, 2004, the Company had purchased 7,600 shares at a cost of $26,000 under this program, which were retired during the first quarter of fiscal 2003.
(6) Earnings per share
Basic and diluted earnings per share is calculated as follows:

	Income	Shares	Per-share
	(numerator)	(denominator)	amount
For the year ended July 31, 2005
Basic and Diluted EPS
Net income available to common stockholders	$9,412,000	4,948,743	$1.90

For the year ended July 31, 2004
Basic EPS
Net income available to common stockholders	$8,756,000	3,761,196	$2.33

Effect of dilutive securities
2001 Stock Option Plan options	—	217,805

Diluted EPS
Net Income available to common stockholders and assumed conversions	$8,756,000	3,979,001	$2.20

For the year ended July 31, 2003
Basic EPS
Net Income available to common stockholders	$4,645,000	3,761,196	$1.23

Effect of dilutive securities
2001 Stock Option Plan options	—	132,128

Diluted EPS
Net income available to common stockholders and assumed conversions	$4,645,000	3,893,324	$1.19

Related party disclosures—Darrell J. Lowrance, President and Chief Executive Officer since 1964, owns 14.8% of the Company’s outstanding common stock and is active in the day to day operations of the Company.
(7) Retirement plan
Substantially all Company employees in the United States participate in the Lowrance Savings Plan which requires the Company to contribute 3% of the participants’ qualified earnings to the Plan. Also, each participant may make contributions of qualified earnings into the Plan which will be matched by the Company at 50% for each dollar contributed by the employee, not to exceed 3% of compensation. Contributions made by the Company to the Plan for the years ended July 31, 2003, 2004, and 2005 were approximately $541,000, $586,000 and $660,000, respectively.

(8) Income taxes
The provision for income taxes consists of the following:

	Years ended July 31,
(In thousands)	2003	2004	2005
Current U.S	$878	$2,947	$3,226
Foreign	182	266	181

	1,060	3,213	3,407

Deferred U.S.	1,157	460	45
Foreign	—	—	12

	1,157	460	57

Total	$2,217	$3,673	$3,464
Foreign income taxes are based on $0.5 million, $0.9 million and $1.0 million of foreign earnings before income taxes during 2003, 2004 and 2005, respectively.
The provision for income taxes differs from the amount calculated by multiplying income before provision for income taxes by the statutory Federal income tax rate due to the following:

	Years ended July 31,
	2003	2004	2005
Statutory rate	34.0%	34.0%	34.0%
Foreign income taxes	2.7	2.1	1.4
State income taxes	0.3	4.1	3.2
Non-deductible life insurance premiums and entertainment expenses	0.7	0.5	0.9
U.S. tax treatment of foreign operations	(2.3)	(1.8)	(1.4)
Research and development credits	(3.6)	(8.2)	(12.4)
Other	0.5	(1.1)	1.2

Effective rate	32.3%	29.6%	26.9%
The Company had a net operating loss carryforward of approximately $2,697,000 at July 31, 2002, all of which was utilized during fiscal 2003. Deferred taxes on accumulated other comprehensive income were $63,000 and $277,000 as of July 31, 2004 and 2005, respectively.
The tax effect of temporary differences giving rise to the Company’s consolidated deferred income taxes at July 31 are as follows:

(In thousands)	2004	2005
Deferred tax assets— Reserves for product costs	$515	$632
Reserves for compensation and benefits	373	352
Accounts receivable reserves	135	64
Other	119	139

Deferred tax assets	1,142	1,187

Deferred tax liabilities— Depreciation	885	1,192
Research and development	319	—

Deferred tax liabilities	1,204	1,192

Net deferred tax liability	$(62)	$(5)
The net deferred tax liability is recorded as $1.1 million in current assets and $1.2 million in non-current liabilities for fiscal 2004 and $1.1 million in current assets and $1.1 million in non-current liabilities for fiscal 2005.

(9) Operating segment information
The Company has one reportable segment as the CEO and President, the Company’s Chief Decision Maker, provides oversight and review based upon financial statements and financial information presented at the consolidated level.
The Company markets its products internationally in 65 countries through foreign distributors, except in Canada and Australia where it has established its own distribution operations. The following table presents a summary of domestic and foreign sales:

	Years ended July 31,
(In thousands)	2003	2004	2005
Net sales:
Domestic	$67,960	$85,769	$113,940
Foreign	20,337	26,092	32,429

Total	$88,297	$111,861	$146,369
The majority of foreign sales are concentrated in Canada, Australia and Europe.

	Years ended July 31,
(In thousands)	2003	2004	2005
Net sales (foreign):
Canada	$5,413	$6,752	8,618
Australia	5,552	6,843	7,118
Other	9,372	12,497	16,693

Total	$20,337	$26,092	32,429
Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements, Property, Plant and Equipment. There are no long-lived assets in any foreign country other than Mexico.
(10) Sales to a major customer
No customer accounted for 10% or more of consolidated net sales in 2003, 2004 or 2005.
(11) Concentrations of credit risk
The Company extends credit to various companies in the marine and non-marine markets in the normal course of business. Within these markets, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company’s overall credit risk. However, management believes that receivables are well diversified, thereby reducing the potential credit risk and that allowances for doubtful accounts are adequate to absorb estimated losses at July 31, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.
DATE: September 9, 2005	BY:/s/ Darrell J. Lowrance
Darrell J. Lowrance,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

/s/ Darrell J. Lowrance
Darrell J. Lowrance	President and Chief Executive	September 9, 2005
(Principal Executive Officer)

/s/ Douglas J. Townsdin
Douglas J. Townsdin	Vice President of Finance and	September 9, 2005
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ George W. Jones
George W. Jones	Director	September 9, 2005

/s/ Jason C. Sauey
Jason C. Sauey	Director	September 9, 2005

/s/ M. Wayne Williams
M. Wayne Williams	Director	September 9, 2005