Form 10-Q
period 2005-10-31
LOWRANCE ELECTRONICS INC
filed 2005-11-30
CIK 804073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

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
YES ☐ NO ☑
At October 31, 2005, there were 5,135,516 shares of Registrant’s $0.10 par value Common Stock outstanding.

LOWRANCE ELECTRONICS, INC.
FORM 10-Q

Part 1 — Financial Information
Item 1. FINANCIAL STATEMENTS
LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	Oct. 31,	Oct. 31,	July 31,
	2005	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,850	$3,565	$3,792
Trade accounts receivable, less allowances	12,163	8,079	19,908
Inventories	45,634	37,393	36,116
Current deferred income taxes	1,152	1,136	1,129
Prepaid income taxes	1,024	2,854	303
Prepaid expenses	5,078	4,769	3,781

Total current assets	68,901	57,796	65,029

PROPERTY, PLANT, AND EQUIPMENT, net	20,702	11,687	18,519

OTHER ASSETS	1,341	590	1,500

TOTAL ASSETS	$90,944	$70,073	$85,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$185	$1,417	$438
Accounts payable	10,503	9,377	6,948
Accrued liabilities:
Compensation and benefits	2,802	2,426	3,205
Product costs	2,876	2,215	2,285
Accrued taxes	15	156	1,255
Other	997	972	1,718

Total current liabilities	17,378	16,563	15,849

LONG-TERM DEBT, less current maturities	15,806	218	7,214

DEFERRED INCOME TAXES	1,162	2,021	1,134

STOCKHOLDERS’ EQUITY:
Common stock, $.10 par value, 10,000,000 shares authorized; 5,135,516 shares issued and outstanding at October 31, 2005, October 31, 2004 and July 31, 2005	514	514	514
Paid-in capital	34,316	34,316	34,316
Retained earnings	21,330	16,076	25,652
Accumulated other comprehensive income	438	365	369

Total stockholders’ equity	56,598	51,271	60,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,944	$70,073	$85,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	Oct. 31,	Oct. 31,
	2005	2004
NET SALES	$23,582	$17,475

COST OF SALES	17,362	10,931

Gross profit	6,220	6,544

OPERATING EXPENSES:
Selling and administrative	8,656	7,133
Research and development	1,537	1,691

Total operating expenses	10,193	8,824

Operating loss	(3,973)	(2,280)

OTHER EXPENSES:
Interest expense	153	122
Other, net	68	65

Total other expenses	221	187

LOSS BEFORE INCOME TAXES	(4,194)	(2,467)

BENEFIT FOR INCOME TAXES	(1,413)	(762)

NET LOSS	$(2,781)	$(1,705)

NET LOSS PER COMMON SHARE:
Basic	$(0.54)	$(0.39)

Diluted	$(0.54)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,135	4,395

Diluted	5,135	4,395

DIVIDENDS	$1,541	$940

OTHER COMPREHENSIVE
LOSS NET OF TAX:

NET LOSS	$(2,781)	$(1,705)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	69	257

COMPREHENSIVE LOSS	$(2,712)	$(1,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005
(in thousands)

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance - July 31, 2005	5,135	$514	$34,316	$25,652	$369	$60,851
Net loss	—	—	—	(2,781)	—	(2,781)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	69	69
Dividends ($0.30 per common share)	—	—	—	(1,541)	—	(1,541)

Balance - October 31, 2005	5,135	$514	$34,316	$21,330	$438	$56,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	Oct. 31,	Oct. 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,781)	$(1,705)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	858	737
Gain on sale of fixed assets	(10)	—
Deferred income taxes	5	823
Stock option plan expense	—	393
Tax benefit of stock options exercised	—	1,381
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	7,745	2,197
(Increase) decrease in inventories	(9,518)	(15,778)
(Increase) decrease in prepaids and other assets	(1,859)	(3,885)
Increase (decrease) in accounts payable and accrued liabilities	1,782	2,141

Net cash used in operating activities	(3,778)	(13,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,051)	(2,419)
Proceeds from sale of property, plant and equipment	20	—

Net cash used in investing activities	(3,031)	(2,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	38,968	25,716
Repayments of borrowings under line of credit	(30,365)	(31,011)
Dividend payment	(1,541)	(940)
Net proceeds from secondary public offering	—	25,230
Principal payments on term loan and capital lease obligations	(264)	(984)

Net cash provided by financing activities	6,798	18,011

Effect of exchange rate changes on cash	69	257

Net increase in cash and cash equivalents	58	2,153

CASH AND CASH EQUIVALENTS — beginning of period	3,792	1,412

CASH AND CASH EQUIVALENTS — end of period	$3,850	$3,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$153	$122
Income taxes	609	360

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of stock options	$—	$22
The accompanying notes are an integral part of these condensed consolidated financial statements.

LOWRANCE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)
(1)	BASIS OF PRESENTATION

The financial statements subsequent to July 31, 2005 and with respect to the interim three month periods ended October 31, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. Accounting policies for the three months ended October 31, 2005, are the same as those outlined in the Annual Report on Form 10-K filed relative to the year ended July 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of interim results of operations have been made to the interim statements. All such adjustments were of a normal, recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the year ended July 31, 2005 filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended October 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal 2006 year.

Certain reclassifications have been made to the October 31, 2004 financial statements to conform to the classifications used at October 31, 2005 and July 31, 2005.

(2)	INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist of the following:

	Oct. 31,	Oct. 31,	July 31,
	2005	2004	2005
	(in thousands)
Raw materials	$15,149	$10,521	$11,990
Work-in-process	12,889	6,876	8,859
Finished goods	18,930	20,999	16,844
Reserves	(1,334)	(1,003)	(1,577)

Total inventories	$45,634	$37,393	$36,116

Discontinued finished goods inventory attributable to fiscal 2006 product decisions was approximately $278,000 at October 31, 2005 as compared to approximately $614,000 at July 31, 2005. All discontinued finished goods inventories are carried at cost, which management believes to be lower than expected realizable value. The Company expects the remaining inventory of discontinued products to be sold during fiscal 2006.

(3)	PRODUCT WARRANTIES

The following represents a tabular presentation of the changes in the Company’s aggregate product warranty liability for the three-month reporting periods.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2005	2004
	(in thousands)
Beginning balance	$1,360	$1,193
Warranty cost incurred	(951)	(617)
New warranties issued	968	340
Change in beginning of period estimate	8	16

Ending balance	$1,385	$932

(4)	LONG-TERM DEBT AND REVOLVING CREDIT LINE

Long-term debt and the revolving credit line are summarized below:

	Oct. 31,	Oct. 31,	July 31,
	2005	2004	2005
	(in thousands)
Revolving credit line	15,746	—	$7,143
Capitalized equipment lease obligations, payable in monthly installments of approximately $42,000 including interest at rates from 3.7% to 9.1%, with final payments ranging from December 2005 through October 2009	245	1,635	509

	15,991	1,635	7,652

Less — current maturities	185	1,417	438

Total long-term debt	$15,806	$218	$7,214

During the first quarter, the Company’s financing facility consisted of a $26.5 million revolving credit line. The revolving credit line provided for borrowings up to $26.5 million based on varying percentages of qualifying categories of receivables and inventories. Borrowing against inventories was limited to $15 million in total. At October 31, 2005, the interest rate options on the financing facility were prime (6.75%) and LIBOR plus 1.75% (5.625%).

Effective October 31, 2005, the Company amended its financing facility. This amendment raised the credit line to $50 million, raised the inventory borrowing limit to $25 million, raised the capital expenditure limit to $11 million for fiscal 2006 and $10 million for subsequent years and extended the term to December 31, 2009. The Company had $2.5 million available under the revolving credit line at October 31, 2005.

The Company was in compliance with all debt covenants at October 31, 2005.

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

Long-lived assets in foreign countries are disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. There are no significant long-lived assets in any foreign country other than Mexico.

(6)	EARNINGS PER SHARE

Basic and diluted earnings (loss) per share is calculated as follows:

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the three months ended October 31, 2005

Basic and Diluted EPS
Net loss available to common stockholders	$(2,781,000)	5,135,516	$(0.54)

For the three months ended October 31, 2004

Basic and Diluted EPS (a)
Net loss available to common stockholders	$(1,705,000)	4,394,516	$(0.39)

(a)  The 2001 Stock Option Plan options, which were outstanding only for a portion of the three-month period ended October 31, 2004, are not included as they are anti-dilutive.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of the Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. That report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D. C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in the Quarterly Report to reflect future events or developments.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Form 10-Q. For a description of our critical accounting policies and an understanding of the significant factors that influence our performance, see our Annual Report on Form 10-K for the year ended July 31, 2005.
Company Overview
We design, manufacture, market and sell a comprehensive range of high-quality, cost-effective sound navigation and ranging (SONAR) and global positioning system (GPS) products and digital mapping systems under two different trade names (Lowrance and Eagle) for use in marine, general consumer (includes outdoor recreational use and vehicular navigation systems) and aviation markets. Our SONAR and combination SONAR/GPS products graphically display underwater information and are used as fishfinders, navigational and safety devices by both inland, coastal and offshore fishermen as well as recreational boaters. Our handheld and portable GPS products are used in avionic and vehicular navigational applications and by outdoor enthusiasts for camping, hunting, hiking and other recreational uses. Currently, we offer approximately 88 different marine, outdoor, aviation and original equipment manufacturer products.
We market our products to dealers, distributors, mass merchants and original equipment manufacturers who in turn sell our products in the consumer marketplace. Demand for our products has historically been seasonal with the lowest sales occurring in the first fiscal quarter (August through October) and the highest sales occurring in the third fiscal quarter (February through April) due to marine consumer purchases during the beginning of the boating season. We focus on developing product lines that address most price points in our markets in order to provide a broad range of capabilities and features to consumers. We have increased the number of new product introductions in each of the last three fiscal years. The introduction of new products has resulted in the increase in sales and gross margin discussed below.
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
Executive Summary
During the quarter ended October 31, 2005, we noted:
•	Net Sales for the quarter were $23.6 million, a 34.9% increase from the same period last year.

•	Fully diluted net loss per share for the quarter was $(0.54), as compared to $(0.39) for the same period last year.

•	Gross profit for the quarter decreased by $324,000, a 5.0% decrease from the same period last year.

•	As part of an on-going commitment to develop new technology and improve existing technology, we had an average of 5 additional design engineers for the quarter as compared to the average for the same period last year.
Results of Operations
Three months ended October 31, 2005 compared to three months ended October 31, 2004
Financial Highlights
The following tables set forth selected amounts, ratios and relationships calculated from the condensed consolidated statements of operations and comprehensive loss for the three months ended October 31, 2005 and 2004:

	Three Months Ended		Increase (Decrease)
	October 31,		From 2004
(dollars in thousands)	2005	2004	$	%
Net Sales	$23,582	$17,475	6,107	34.9%
Gross Profit	6,220	6,544	(324)	(5.0)%
Selling and Administrative Expenses	8,656	7,133	1,523	21.4%
Research and Development Expenses	1,537	1,691	(154)	(9.1)%
Operating Loss	(3,973)	(2,280)	1,693	74.2%
Interest Expense	153	122	31	25.4%
Pretax Loss	(4,194)	(2,467)	1,727	70.0%
Net Loss	$(2,781)	$(1,705)	1,076	63.1%

Expressed as a percent of net sales:	2005	2004
Gross Profit	26.4%	37.4%
Selling and Administrative Expenses	36.7%	40.8%
Research and Development Expenses	6.5%	9.7%
Operating Loss	(16.8)%	(13.0)%
Interest Expense	0.6%	0.7%
Pretax Loss	(17.8)%	(14.1)%
Net Loss	(11.8)%	(9.8)%
Sales and Margin
Total net sales increased by $6.1 million, or 34.9%, for the three months ended October 31, 2005 as compared to the same period last year, on a 44.7% increase in unit sales. This year over year increase in sales is due to:
•	Net Sales increases in the automotive navigation and handheld GPS products in the general consumer products markets. We did not commence shipment of the iWay 500c until the second quarter of fiscal 2005. Therefore, there were no comparable automotive navigation sales in the first quarter of fiscal 2005 compared to fiscal 2006. Net sales of handheld GPS products increased 76.2% in the first quarter of fiscal 2006 compared to fiscal 2005.

•	Net Sales increases of 13.9% in the marine business during the first quarter of fiscal 2006 compared to fiscal 2005. The first quarter historically represents the slowest quarter in the marine business.
The gross profit decreased by $324,000, or 5.0%, for the three months ended October 31, 2005 as compared to the same period last year. The gross profit margin percentage decreased to 26.4% as compared to 37.4% last year.
The gross margin and gross margin percentage reductions related primarily to the increase in sales of the general consumer products as a percentage of total sales in the first quarter of fiscal 2006 as compared to fiscal 2005. These products have lower gross margin percentages than our marine products. The gross margin percentages declined for the marine business as a result of certain strategic unit pricepoint reductions.
Operating Expenses and Income
Operating expenses increased by $1.4 million, or 15.5%, during the three months ended October 31, 2005 compared to the same period last year. Operating expenses as a percentage of sales decreased to 43.2% as compared to 50.5% last year. Operating expenses are comprised of selling and administrative expenses and research and development expenses. The following paragraphs discuss the changes in these specific expense line items.
During the three months ended October 31, 2005, selling and administrative expenses increased by $1.5 million, or 21.4%, over the previous year. Approximately $800,000 of the increase relates to increased selling, advertising and marketing efforts focused on new products and the automotive turn-by-turn market. The remaining increase relates to variable selling costs such as freight, accrued warranty costs and cash discounts which increased as a result of increased sales, offset by a slight decrease in general and administrative expenses.
Research and development expenses decreased by $154,000 during the three months ended October 31, 2005 compared to the same period last year. For the three months ended October 31, 2005, although we had an average of 5 additional design engineers compared to the same period last year, senior level staffing decreases caused a net reduction in these expenses.

Interest Expense
Interest expense for the three months ended October 31, 2005 increased by $31,000, or 25.4%, as compared to the previous year and decreased as a percentage of sales to 0.6% from 0.7% year over year. The interest rate on our primary credit facility ranged from 6.25% to 6.75% for the three months ended October 31, 2005 as compared to a range of 4.5% to 5.5% for the same period last year. The prime rate ranged from 6.25% to 6.75% for the three months ended October 31, 2005 as compared to 4.25% to 4.75% for the three months ended October 31, 2004.
Income Taxes
The effective tax rates were 33.7% and 30.9%, respectively, for the three months ended October 31, 2005 and 2004. The effective tax rates differ from the statutory rates due to the impact of foreign taxes, the United States treatment of foreign operations, state taxes, tax credits and permanent differences in the treatment of items from an income tax versus financial reporting perspective. The change in effective tax rates relates primarily to lower research and development tax credits.
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
Sources of Capital
Our primary sources of liquidity are cash flows from operating activities and our revolving credit facility. Following the October 31, 2005 amendment, our revolving credit facility consists of a $50 million line. The line of credit includes a borrowing base of 85% of qualifying accounts receivable, 30% of qualifying raw material inventory and 60% of qualifying finished goods inventory with borrowings from inventories limited to $25 million. At October 31, 2005, we had $2.5 million available under the revolving credit line.
We were in compliance with all loan covenants at October 31, 2005.
Cash flows
Cash flows used in operating activities were $3.8 million for the three months ended October 31, 2005 as compared to $13.7 million for the same period last year The change was primarily due to less of an increase in inventory levels in fiscal 2005 as compared to the same period last year and larger collections of receivables due to the higher sales volume. Cash used for capital expenditures was $3.1 million. The capital expenditures primarily related to new product tooling projects and manufacturing equipment.
Discontinued finished goods inventory attributable to fiscal 2006 product decisions was approximately $278,000 at October 31, 2005 as compared to approximately $614,000 at July 31, 2005. All discontinued inventories are carried at cost, which management believes to be lower than expected realizable value. We expect the remaining inventory of discontinued products to be sold during fiscal 2006. Management monitors all inventories via various inventory control and review processes which include, but are not limited to, forecast review and inventory reduction meetings, graphical presentations and forecast versus inventory status reports. Management believes these processes are adequate.
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
As required by the Private Securities Litigation Reform Act of 1995, the Company hereby identifies the following factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the company in forward-looking statements:
•	Financial performance and cash flow from operations in fiscal 2006 are based on attaining current projections.

•	Production delays due to raw material shortages or unforeseen competitive pressures could have a materially adverse effect on current projections.

•	Because of the dynamic environment in which the Company operates, one or more key factors discussed in “Part I, Item 1. Business” of the Company’s most recent Form 10-K could have an adverse effect on expected results for fiscal 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Historically, we have been exposed to cash flow and interest rate risk due to changes in interest rates with respect to long-term debt. See Note 4 to the condensed consolidated financial statements for details on our long-term debt. A 0.5% increase in the prime rate for the three months ended October 31, 2005 would have had a negative after-tax impact on earnings of approximately $13,000.
We are subject to foreign currency risk due to the location of our manufacturing facility in Mexico and sales from each of our distribution facilities in Canada and Australia, which are denominated in the local currencies. Sales to countries other than Canada and Australia are denominated in United States dollars. Although fluctuations have occurred in the Mexican peso, the Canadian dollar and the Australian dollar, such fluctuations have not historically had a significant impact on our financial statements taken as a whole. A 10% unfavorable change in the currency exchange rates would result in a foreign exchange loss of approximately $150,000 on intercompany balances recorded at October 31, 2005.

Item 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of October 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of October 31, 2005 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Not applicable
Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
     Not applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
Item 5. OTHER INFORMATION
Effective October 31, 2005, the Company amended its financing facility. This amendment raised the credit line to $50 million, raised the inventory borrowing limit to $25 million, raised the capital expenditure limit to $11 million for fiscal 2006 and $10 million for subsequent years and extended the term to December 31, 2009.
On October 13, 2005, the Board of Directors of the Company amended the Company’s Bylaws to change the deadline, from 60 days to 150 days, for shareholders to provide the Company with written notice of their intent to nominate persons for election as directors at an annual meeting.
Item 6. EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are inapplicable.
Exhibit Index:

3.1	Restated Certificate of Incorporation of Lowrance Electronics, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002.

3.2	By-Laws of Lowrance Electronics, Inc., as amended, filed herewith.

4.1	Shareholders’ Agreement dated December 22, 1978, by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.2	First Amendment to Shareholders’ Agreement dated October 7, 1986 by and between Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

4.3	Agreement between Stockholders dated October 7, 1986, by and between the Company and Darrell J. Lowrance, James L. Knight, and Ben V. Schneider incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.2	Lowrance Retirement Plan and Trust incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.3	Form of Distributor Agreements incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 33-9464).

10.13	Loan and Security Agreement dated December 15, 1993, by the Company in favor of Barclays Business Credit, Inc., incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.14	Amended and Restated Secured Promissory Note dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.15	Amended and Restated Revolving Credit Notes dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.16	First Amendment to Loan and Security Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.17	Amended and Restated Stock Pledge Agreement dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.), incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement of Form S-1 (SEC File No. 333-116490).

10.18	Unconditional Guaranty dated October 16, 1995, by and between Sea Electronics, Inc. and Shawmut Capital Corporation, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.19	First Amendment to Mortgage, Security Agreement, Financing Statement and Assignment of Rents dated October 16, 1995, by and between the Company and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.)

incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.20	Lease Agreement entered into by and between Eric Juan De Dios Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.21	Lease Agreement entered into by and between Refugio Geffroy De Flourie, Eric Juan De Dios Flourie Geffroy, Elizabeth Flourie Geffroy, Edith Flourie Geffroy and Electronica Lowrance De Mexico, S. A. de C. V. dated August 30, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.22	Second Amendment to Loan and Security Agreement dated November 1, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.23	Third Amendment to Loan and Security Agreement dated December 31, 1996, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.24	Fourth Amendment to Loan and Security Agreement dated August 14, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.25	Fifth Amendment to Loan and Security Agreement dated August 25, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.26	Sixth Amendment to Loan and Security Agreement dated August 28, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.27	Seventh Amendment to Loan and Security Agreement dated November 6, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.28	Eighth Amendment to Loan and Security Agreement dated December 9, 1997, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.29	Ninth Amendment to Loan and Security Agreement dated September 14, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.30	Tenth Amendment to Loan and Security Agreement dated November 12, 1998, by and between the Company and Fleet Capital Corporation (formerly Shawmut Capital Corporation), incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-116490).

10.31	Eleventh Amendment to Loan and Security Agreement dated March 14, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.31 to the Company’s 2000 Annual Report on Form 10-K.

10.32	Twelfth Amendment to Loan and Security Agreement dated October 18, 2000, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.32 to the Company’s October 31, 2000 Quarterly Report on Form 10-Q.

10.33	Employment Agreement for Douglas J. Townsdin, dated as of April 7, 2000, incorporated by reference to Exhibit 10.33 to the Company’s 2001 Annual Report on Form 10-K.

10.34	Employment Agreement for Bob G. Callaway, dated as of March 27, 2000, incorporated by reference to Exhibit 10.34 to the Company’s 2001 Annual Report on Form 10-K.

10.35	Employment Agreement for Mark C. McQuown, dated as of April 7, 2000, incorporated by reference to Exhibit 10.35 to the Company’s 2001 Annual Report on Form 10-K.

10.36	Employment Agreement for Jane M. Kaiser, dated as of April 7, 2000, incorporated by reference to Exhibit 10.36 to the Company’s 2001 Annual Report on Form 10-K.

10.37	Lease Agreement entered into by and between Eric Juan de Dios Flourie Geffroy, Refugio Geffroy de Flourie, Elizabeth Pierret Pepita Flourie Geffroy, Edith Elizabeth Cuquita Flouri Geffroy and Lowrance Electronica de Mexico, S.A. de C.V. dated May 11, 2001, incorporated by reference to Exhibit 10.37 to the Company’s 2001 Annual Report on Form 10-K.

10.38	Amended and Restated 2001 Stock Option Plan of the Company, incorporated by reference to Exhibit 10.38 to the Company’s 2003 Annual Report on Form 10-K.

10.39	Second Amended and Restated NonQualified Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.39 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.40	Second Amended and Restated Incentive Stock Option Agreement between the Company and Ron G. Weber dated April 23, 2004, incorporated by reference to Exhibit 10.40 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.41	Second Amended and Restated Incentive Stock Option Agreement between the Company and Douglas Townsdin dated April 23, 2004, incorporated by reference to Exhibit 10.41 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.42	Second Amended and Restated Incentive Stock Option Agreement between the Company and Bob G. Callaway dated April 23, 2004, incorporated by reference to Exhibit 10.42 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.43	Second Amended and Restated Incentive Stock Option Agreement between the Company and Mark McQuown dated April 23, 2004, incorporated by reference to Exhibit 10.43 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.44	Second Amended and Restated Incentive Stock Option Agreement between the Company and Jane M. Kaiser dated April 23, 2004, incorporated by reference to Exhibit 10.44 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.45	Thirteenth Amendment to Loan and Security Agreement dated October 19, 2001, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.45 to the Company’s October 31, 2001 Quarterly Report on Form 10-Q.

10.46	Fourteenth Amendment to Loan and Security Agreement dated March 11, 2002 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.46 to the Company’s January 31, 2002 Quarterly Report on Form 10-Q.

10.47	Fifteenth Amendment to Loan and Security Agreement dated November 26, 2002, by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.47 to the Company’s October 31, 2002 Quarterly Report on Form 10-Q.

10.48	Letter agreement dated September 10, 2003 by and between the Company and Fleet Capital, incorporated by reference to Exhibit 10.48 to the Company’s 2003 Annual Report on Form 10-K.

10.49	Amendment No. 1 to Employment Agreement between the Company and Mark C. McQuown dated April 7, 2004, incorporated by reference to Exhibit 10.49 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.50	Amendment No. 1 to Employment Agreement between the Company and Douglas J. Townsdin dated April 7, 2004, incorporated by reference to Exhibit 10.50 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.51	Amendment No. 1 to Employment Agreement between the Company and Bobby G. Callaway dated April 7, 2004, incorporated by reference to Exhibit 10.51 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.52	Amendment No. 1 to Employment Agreement between the Company and Jane M. Kaiser dated April 7, 2004, incorporated by reference to Exhibit 10.52 to the Company’s April 30, 2004 Quarterly Report on Form 10-Q.

10.53	Amendment to Loan and Security Agreement dated May 1, 2004 by and between the Company and Fleet Capital incorporated by reference to Exhibit 10.53 to the Company’s 2004 Annual Report on Form 10-K.

10.54	Amendment to Loan and Security Agreement dated October 31, 2005 by and between the Company and Bank of America N.A. (formerly Fleet Capital Corporation), filed herewith.

14.0	Code of Ethics, incorporated by reference to Exhibit 14.0 to the Company’s May 10, 2004 report on Form 8-K.

22.13	Subsidiaries of the Company as of July 31, 2001, incorporated by reference to Exhibit 22.13 to the Company’s 2001 Annual Report on Form 10-K.

31.1	Certification of the Principal Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc., filed herewith.

31.2	Certification of the Principal Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14, executed by Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

32.1	Certification of Periodic Financial Report, pursuant to 18 U.S.C. Section 1350, executed by Darrell J. Lowrance, President and Chief Executive Officer of Lowrance Electronics, Inc. and Douglas J. Townsdin, Vice President of Finance and Chief Financial Officer of Lowrance Electronics, Inc., filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOWRANCE ELECTRONICS, INC.

DATE: November 30, 2005	BY: /s/ Darrell J. Lowrance Darrell J. Lowrance,
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 30, 2005	BY: /s/ Douglas J. Townsdin Douglas J. Townsdin
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)